Form 10-Q
period 1999-03-31
BOYDS COLLECTION LTD
filed 1999-05-14
CIK 1074530

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Transition period from ______ to ______


                        Commission File Number: 001-14843


                           THE BOYDS COLLECTION, LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                    Maryland                                       52-1418730
(STATE OR OTHER JURISDICTION OF INCORPORATION OR      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 ORGANIZATION)


    350 South Street, McSherrystown,                                  17344
  Pennsylvania, Attn.: Christine L. Bell
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

                                 (717) 633-9898
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    No X
                                    ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share                   61,838,238
                (CLASS)                         (OUTSTANDING AS OF MAY 12, 1999)

THE BOYDS COLLECTION, LTD.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets as of
          March 31, 1999 and December 31, 1998                                 3

          Condensed Consolidated Statements of Income for the
          Three Months Ended March 31, 1999 and 1998                           4

          Condensed Consolidated Statements of Stockholders' Equity
          for the Three Months Ended March  31, 1999                           5

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1999 and 1998                           6

          Notes to Condensed Consolidated Financial Statements                 7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                                12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.                                                  19


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.                                                  19

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                          19

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                    20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                20

ITEM 5.   OTHER INFORMATION.                                                  21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                   21

          SIGNATURES                                                          22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                           THE BOYDS COLLECTION, LTD.

                   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 1999 AND DECEMBER 31, 1998 (UNAUDITED)


                                                                           MARCH 31,    DECEMBER 31,
                                                                             1999          1998
                                                                                (IN THOUSANDS)
 ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                               $  84,129     $  11,606
 Accounts receivable, less allowance for doubtful accounts of $180 in
  1999 and 1998, respectively                                               30,977        24,355
 Inventory--primarily finished goods                                        10,505         8,440
 Inventory in transit                                                          952         3,116
 Other current assets                                                          835           527
  Total current assets                                                     127,398        48,044
FURNITURE AND EQUIPMENT:
 Furniture and equipment                                                     3,404         2,662
 Less--accumulated depreciation                                             (1,248)       (1,143)
                                                                         ---------     ---------
  Total furniture and equipment                                              2,156         1,519
OTHER ASSETS:
 Deferred debt issuance costs                                                9,640        12,019
 Deferred tax asset                                                        230,305       234,403
 Other assets                                                                2,424         2,425
                                                                         ---------     ---------
  Total other assets                                                       242,369       248,847
                                                                         ---------     ---------
TOTAL ASSETS                                                             $ 371,923     $ 298,410
                                                                         =========     =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                        $   2,374     $   1,513
 Accrued taxes                                                               7,781         5,364
 Accrued expenses                                                            1,682         1,767
 Interest payable                                                            8,201         5,501
 Deferred income                                                               778            31
                                                                         ---------     ---------
  Total current liabilities                                                 20,816        14,176
LONG-TERM DEBT                                                             340,000       443,000
COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)
STOCKHOLDERS' EQUITY:
 Capital stock (61,838 and 52,588 issued and outstanding at March 31,      (38,703)     (193,043)
  1999 and December 31, 1998, respectively) and paid-in capital in excess of par
 Retained earnings                                                          49,810        34,277
                                                                         ---------     ---------
  Total stockholders' equity (deficit)                                      11,107      (158,766)
                                                                         ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 371,923     $ 298,410
                                                                         =========     =========


            See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.


               CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       1999          1998
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET SALES                                                            $ 57,185      $ 49,336
COST OF GOODS SOLD                                                     18,676        15,751
                                                                     --------      --------
Gross profit                                                           38,509        33,585
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            4,319         2,785
OTHER OPERATING INCOME                                                    316           434
                                                                     --------      --------
INCOME FROM OPERATIONS                                                 34,506        31,234
                                                                     --------      --------
OTHER INCOME:
 Interest and dividend income                                             162           118
                                                                     --------      --------
INTEREST EXPENSE:
 Interest expense                                                       8,019           311
 Amortization of deferred debt issuance costs                             223          --
                                                                     --------      --------
TOTAL INTEREST EXPENSE                                                  8,242           311
                                                                     --------      --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
EXTRAORDINARY ITEM                                                     26,426        31,041

PROVISION FOR INCOME TAXES                                              9,513          --
                                                                     --------      --------
INCOME BEFORE EXTRAORDINARY ITEM                                     $ 16,913      $ 31,041
EXTRAORDINARY ITEM - WRITE OFF OF DEFERRED DEBT
ISSUANCE COSTS (NET OF $776 TAX BENEFIT)                                1,380          --
                                                                     --------      --------
NET INCOME                                                           $ 15,533      $ 31,041
                                                                     ========      ========

PRO FORMA DATA:

HISTORICAL INCOME BEFORE EXTRAORDINARY ITEM                          $ 16,913      $ 31,041
PRO FORMA PROVISION FOR INCOME TAXES                                     --          12,845
                                                                     --------      --------

PRO FORMA INCOME BEFORE EXTRAORDINARY ITEM                             16,913        18,196
EXTRAORDINARY ITEM - WRITE OFF OF DEFERRED DEBT
 ISSUANCE COSTS                                                         1,380           --
                                                                     --------      --------
PRO FORMA NET INCOME                                                 $ 15,533      $ 18,196
                                                                     ========      ========

PRO FORMA EARNINGS PER SHARE:
 Basic and Diluted Earnings Per Share
  Income Before Extraordinary Item                                   $   0.30      $   0.12
  Extraordinary Item - Write Off of Deferred Debt Issuance Costs        (0.02)         --
                                                                     --------      --------
  Net Income                                                         $   0.28      $   0.12
                                                                     ========      ========


            See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                            NUMBER OF    COMMON STOCK    RETAINED
                                                             SHARES       AND PAID-IN    EARNINGS
                                                                           CAPITAL
                                                                          IN EXCESS
                                                                            OF PAR
                                                                        (IN THOUSANDS)
BALANCE, JANUARY 1, 1999                                       52,588     $(193,043)     $  34,277
Sale of common stock (net of related fees and expenses)         9,250       154,340           --
Net income                                                       --            --           15,533
                                                            ---------     ---------      ---------
BALANCE, MARCH 31, 1999                                        61,838     $ (38,703)     $  49,810
                                                            =========     =========      =========



            See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             1999           1998
                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  15,533      $  31,041
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                  105             63
  Amortization and write off of deferred debt issuance costs                  2,379           --
  Amortization of deferred tax asset                                          4,098           --
  Changes in assets and liabilities:
    Accounts receivable--net                                                 (6,622)        (2,906)
    Inventory                                                                (2,065)           505
    Inventory in transit                                                      2,164          1,857
    Other current assets                                                       (308)            (9)
    Other assets                                                                  1           --
    Accounts payable                                                            861            (39)
    Accrued taxes                                                             2,417            411
    Accrued expenses                                                            (85)          (389)
    Interest payable                                                          2,700            (23)
    Deferred revenue                                                            747            556
                                                                          ---------      ---------
     Net cash provided by operating activities                               21,925         31,067
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                                         (742)          (387)
                                                                          ---------      ---------
     Net cash used in investing activities                                     (742)          (387)
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of note payable--stockholders                                       --          (30,000)
 Repayment of debt                                                         (103,000)          --
 Sale of common stock (net of related fees and expenses)                    154,340           --
                                                                          ---------      ---------
     Net cash used in financing activities                                   51,340        (30,000)
                                                                          ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    72,523            680
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               11,606         11,210
                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  84,129      $  11,890
                                                                          =========      =========
CASH PAID DURING THE PERIOD FOR INTEREST                                  $   5,300      $     333
                                                                          =========      =========
CASH PAID DURING THE PERIOD FOR INCOME TAXES                              $   2,103      $    --
                                                                          =========      =========


            See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (AMOUNTS IN
                 THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       INTERIM FINANCIAL STATEMENTS

                  Boyds is a wholesaler and importer of giftware and imports substantially all of its products from foreign suppliers, primarily located in The People's Republic of China. The condensed consolidated balance sheet, as of March 31, 1999, the related condensed consolidated statements of income for the three months ended March 31, 1999 and 1998, the changes in stockholders' equity for the three months ended March 31, 1999 and the cash flows for the three months ended
         March 31, 1999 and 1998 are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in Boyds' 1998 Financial Statements, which are included in the Registration Statement on Form
         S-1 (File No. 333-69535) filed with the Securities and Exchange Commission on March 4, 1999.

2.       INITIAL PUBLIC OFFERING

                  On March 5, 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. The proceeds to Boyds, after deducting the underwriting discount and attorney fees, were approximately $154.3 million. On March 12, 1999, $82.5 million of indebtedness under the credit facility with DLJ Capital Funding, Inc. and other lenders was repaid from the proceeds (see also Note 10).

3.       RECAPITALIZATION AND FINANCINGS

                  On March 6, 1998, Boyds entered into a Recapitalization and Stock Purchase Agreement with Bear Acquisition, Inc. ("Bear"). Bear was a subsidiary of KKR 1996 Fund L.P., a limited partnership formed at the direction of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). In connection with the closing of the Recapitalization on April 21, 1998, Boyds used approximately $490 million of aggregate proceeds from certain financings described below (the "Financings") and approximately $8 million of existing cash balances of Boyds to: (i) redeem (the "Redemption") a portion of Boyds' common stock held by the existing stockholders (the "Stockholders") for approximately $473 million and
         (ii) pay transaction fees and expenses of approximately $25 million. In addition, Bear acquired shares of common stock from the Stockholders for approximately $184 million (the "Stock Purchase"). The Stock Purchase, Redemption and Financings and related transactions have been recorded as a recapitalization (the "Recapitalization"). Upon completion of the Recapitalization, Bear owned approximately 80% of the Common Stock and the Stockholders retained approximately 20% of the Common Stock.

                  The Financings consisted of: (i) an aggregate of approximately $325 million of bank borrowings by Boyds under senior secured term loans (the "Term Loans") and (ii) $165 million aggregate principal amount of senior subordinated notes (the "Notes"). In addition, Boyds entered into a $40 million senior secured revolving credit facility, which is available for Boyds' working capital requirements and to support trade letters of credit. Boyds does not have any borrowings under the revolving credit facility.

                  Financing costs of approximately $13,800 were classified as deferred debt issuance costs and will be amortized over the lives of the related debt facilities. In addition, Boyds incurred approximately $11,800 of costs associated with the Redemption, which were charged to paid-in capital in excess of par. Fees in the amount of $6,000 were paid to KKR in connection with the recapitalization.

4.       FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

                  At March 31, 1999 and at December 31, 1998, Boyds had letters of credit outstanding under bank credit agreements amounting to $3,426 and $11,172, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

5.       RELATED PARTY TRANSACTIONS AND NOTE PAYABLE - STOCKHOLDERS

                  The stockholders loaned $30,000 to Boyds at December 31, 1997, at an interest rate of 5.0%. These notes payable were repaid in 1998. Interest amounting to $333 was paid to the stockholders during the three months ended March 31, 1998.

                  For the first quarter ended March 31, 1999, Boyds paid to KKR approximately $134 for management fees and related expenses.

6.       LONG-TERM DEBT

                  Long-term debt is summarized as follows:


                                                                                               MARCH 31,  DECEMBER 31,
                                                                                                 1999         1998
         9% Senior Subordinated Notes due May 15, 2008                                         $165,000     $165,000

         Credit Agreement:
                   Secured Tranche A Term Loans due April 2005. Interest based on LIBOR or
                    base rate as defined                                                         88,250       88,250
                   Secured Tranche B Term Loans due April 2006. Interest based on LIBOR or
                    base rate as defined                                                         86,750      189,750
                   Secured revolving loan commitment of $40,000. Interest based on
                    LIBOR or base rate as defined                                                  --           --
                                                                                               --------     --------
                                                                                               $340,000     $443,000
                                                                                               ========     ========


                  At March 31, 1999, the weighted average interest rate in effect for the Term Loans was 6.848%.

                  The Notes have an optional redemption feature any time after May 15, 2003. Interest on the Notes is payable semiannually on May 15 and November 15.

                  The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. The agreement also provides that the Term Loans and revolving loan commitment be secured by the capital stock of Boyds' future subsidiaries. In connection with the transfer of Boyds' assets to its wholly owned subsidiary, The Boyds Collection Ltd. L.P. ("Boyds L.P.") in 1998, Boyds pledged its interests in Boyds L.P. In addition, the Term Loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow as defined in the credit agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

                  The scheduled maturities of the long-term debt are as follows:

                        1999                                      $   --
                        2000                                          --
                        2001                                         6,250
                        2002                                        14,000
                        2003                                        17,000
                        Thereafter                                 302,750


7.       INCOME TAXES

                  Prior to April 21, 1998, Boyds had elected to be treated as an S Corporation for federal and state income tax purposes. Boyds subsequently elected to change its tax status from an S Corporation to a C Corporation. The income statement reflects a provision for income taxes for the period Boyds was a C Corporation. Pro forma income statement data reflects pro forma income tax information as if Boyds was a C Corporation for the entire periods presented.

                  For federal income tax purposes, Boyds has elected to treat the Recapitalization and Stock Purchase as an asset acquisition by making a Section 338 Section (h)(10) election. As a result, there is a difference between the financial reporting and tax basis of Boyds' assets. The difference creates deductible goodwill for tax purposes, which creates a deferred tax asset for financial reporting purposes. The deferred tax asset will be realized as the goodwill is amortized over a period of fifteen years. In the opinion of management, Boyds believes it will have sufficient profits in the future to realize the deferred tax asset.

8.       CONTINGENCIES

                  Boyds is engaged in various lawsuits, either as plaintiff or defendant, involving alleged patent infringement and breaches of contract. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on Boyds' financial statements.

9.       PRO FORMA INFORMATION (UNAUDITED):

                  The following pro forma information for the periods presented give effect to the recapitalization and related transactions and the initial public offering as if such transaction was consummated on January 1, 1999. The pro forma information excludes the effects of the extraordinary item related to the write off of deferred debt issuance costs:


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                      1999        1998
                                                                      (IN THOUSANDS)
         Historical Income from Operations                          $34,506     $31,234
         Pro Forma Interest Expense                                   5,395       7,099
                                                                    -------     -------
         Pro Forma Income Before Provision for Income Taxes and      29,111      24,135
                                                                    -------     -------
         Extraordinary Item
         Pro Forma Provision for Income Taxes                        10,480      10,016
                                                                    -------     -------
         Pro Forma Net Income Before Extraordinary Item             $18,631     $14,119
                                                                    =======     =======
         Pro Forma Basic and Diluted Earnings per Share             $  0.30     $  0.23
         Weighted Average Basic Shares Outstanding                   61,838      60,684
         Weighted Average Diluted Shares Outstanding                 62,515      60,684


         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                                                                       MARCH 31,
                                                                                   1999          1998
                                                                                     (IN THOUSANDS)
         Numerator for basic and diluted earnings per share:
                  Pro forma net income                                           $ 15,533     $ 18,196
                                                                                 ========     ========
         Denominator:
                  Denominator for basic earnings per share--weighted average
                    shares                                                         55,363      157,672
         Effect of dilutive securities:
                  Effect of shares issuable under stock option plans based
                    on treasury stock method                                          677         --
                                                                                 --------     --------
         Denominator for diluted earnings per share--weighted average shares       56,040      157,672
                                                                                 ========     ========


10.      SUBSEQUENT EVENTS

                  On April 12, 1999, Boyds paid $71.9 million to the holders of the senior subordinated notes, leaving a balance outstanding of $99.0 million. The payment comprised $5.9 million of redemption premium and $66.0 million of principal.

                  On April 21, 1999, Boyds repaid a further $10.0 million of the tranche B term loans, leaving a balance outstanding of $76.75 million.

                  As a consequence of these repayments total long term debt decreased from $340.0 million at March 31, 1999 to $264.0 million at April 21, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Boyds has grown significantly to become a leading domestic designer, importer and distributor of branded, high-quality, hand-crafted collectibles and other specialty giftware products. Boyds' products include resin figurines, plush animals, porcelain dolls and boxes and related clothing and accessories. Boyds sells its products through an extensive network of approximately 19,950 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels.

         Boyds' resin figurine and plush animal sales accounted for 86.5% of first quarter 1999 net sales with other product sales, freight sales, collectors club sales and distributor sales comprising the remainder. Freight sales represent shipping and handling charges assessed on each order based on order size. Collectors club sales are generated from annual dues collected directly from consumers who become members of Boyds' collectors club, THE LOYAL ORDER OF FRIENDS OF BOYDS, which began in July 1996 and currently has approximately 120,000 paying members. Distributor sales represent sales of Boyds' products to independent distributors in other countries and to certain accounts in the U.S., which are shipped directly from overseas suppliers.

         Selling, general and administrative expenses are comprised of overhead, selling and marketing costs, administration, professional fees and Pennsylvania capital stock taxes. Boyds exhibits its products at many national and regional tradeshows where orders are taken by Boyds' employees and part-time help. Boyds operates almost exclusively out of a leased office/distribution facility in McSherrystown, Pennsylvania where it believes both labor and rental costs are attractive. These factors, combined with Boyds' access to low-cost manufacturing sources located primarily in China, have resulted in an operating income margin that Boyds believes is among the highest in the industry.

         Boyds licenses its product designs to other companies for products including stationery, greeting cards and home textiles. Boyds believes such licensing, in addition to providing royalty income, helps to increase consumer awareness of Boyds' designs and brand image. Boyds reports royalty income as other operating income.

RESULTS OF OPERATIONS

         The following table sets forth the components of net income as a percentage of net sales for the periods indicated:


                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                      1999       1998
Net sales                                            100.0%     100.0%
Gross profit                                          67.3       68.1
Selling, general and administrative expenses           7.6        5.7
Other operating income                                 0.6        0.9
                                                     -----      -----
Income from operations                                60.3       63.3
                                                     -----      -----
Other income                                           0.3        0.2
Interest expense                                      14.4        0.6
Provision for income taxes                            16.6         --
                                                     -----      -----
Income before extraordinary item                      29.6%      62.9%
                                                     -----      -----
Extraordinary item (net of $776 tax benefit)           2.4         --
                                                     -----      -----
Net income                                            27.2%      62.9%
                                                     =====      =====
PRO FORMA INFORMATION:
Historical income from operations                     60.3%      63.3%
Pro forma interest expense                             9.4       14.4
Pro forma provision for income taxes                  18.3       20.3
                                                     -----      -----
Pro forma net income before extraordinary item        32.6%      28.6%
                                                     =====      =====


THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

         NET SALES - Net sales increased $7.8 million or 15.9% to $57.2 million in the first quarter of 1999 from $49.3 million for the first quarter of 1998. Sales of Boyds' resin figurines increased $0.9 million, or 4.0%, while sales of plush products increased $5.4 million, or 26.1%, in a quarter-over-quarter comparison. Resin figurines and plush products represented 41% and 46%, respectively, of Boyds' net sales during the first quarter of 1999. The variance between plush and resin product sales growth is primarily attributable to timing differences in merchandise available to ship. First quarter 1998 sales of resin were unusually high and plush was below normal. First quarter 1999 sales of resin and plush categories more closely reflect the full year product mix Boyds generated in 1998.

         GROSS PROFIT - Gross profit increased $4.9 million, or 14.7%, to $38.5 million in the first quarter of 1999 from $33.6 million for the first quarter of 1998. Gross profit as a percent of sales decreased to 67.3% for the period from 68.1% for the same period in 1998. The dollar increase in gross profit was primarily attributable to the increase in sales volume. The decrease in gross profit as a percent of sales was primarily attributable to increased warehousing costs due to higher inventory levels needed to satisfy customer demand.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A expenses increased $1.5 million, or 55.1%, to $4.3 million in the first quarter of 1999 from $2.8 million for the first quarter of 1998. SG&A expenses as a percent of sales increased to 7.6% for the period from 5.7% for the same period in 1998. The dollar increase in SG&A expenses, and the increase in SG&A expenses as a percent of sales, was primarily attributable to increased administrative costs, including increased wages incurred in adding additional management and the cost of additional directors and officers insurance as a result of the initial public offering.

         INCOME FROM OPERATIONS - Income from operations increased $3.3 million, or 10.5%, to $34.5 million in the first quarter of 1999 from $31.2 million for the first quarter of 1998. The operating income margin decreased to 60.3% for the period from 63.3% for the same period in 1998. The dollar increase in income from operations was primarily attributable to the increase in net sales for the period. The decrease in operating income margin was due to a decrease in gross profit margin and an increase in SG&A expenses as a percent of sales for the period.

         INTEREST EXPENSE - Interest expense increased to $8.2 million in the first quarter of 1999 from $0.3 million in the first quarter of 1998. This increase was due to the debt incurred in connection with the Recapitalization which took place in April, 1998.

         INCOME TAXES - The $9.5 million charge for the first quarter of 1999 compares with zero for the first quarter of 1998, reflecting the change in Boyds' tax status from an S Corporation to a C Corporation.

         EXTRAORDINARY ITEM - An extraordinary item of $1.4 million, net of tax, for the amortization of deferred debt issuance costs related to the early paydown of $82.5 million of long term debt with the proceeds of the I.P.O. was incurred in the first quarter of 1999.

         NET INCOME - Net income decreased 50.0% to $15.5 million in the first quarter of 1999 from $31.0 million in the first quarter of 1998. The decrease in net income was attributable to $19.0 million of additional costs in 1999 that did not occur in 1998, including:

         -        interest expense of $7.9 million

         - income tax expense of $8.7 million due to Boyds becoming a tax paying entity

         - $2.3 million of expenses related to the amortization of deferred debt issuance costs relating to the early paydown of $82.5 million of long-term debt from the proceeds of the I.P.O.

The net income margin decreased to 27.2% in the first quarter of 1999 from 62.9% in the first quarter of 1998. The decrease in net income margin was attributable to the tax and interest expenses as discussed above.

         PRO FORMA INTEREST EXPENSE - Pro forma interest expense for 1999 was calculated assuming the initial public offering occurred on January 1, 1999, and for 1998 assuming the recapitalization and the initial public offering occurred on January 1, 1998. Pro forma interest expense decreased $1.7 million, or 24.0%, in the first quarter of 1999 to $5.4 million from $7.1 million in the first quarter of 1998. Pro forma interest expense as a percent of sales decreased to 9.4% for the period from 14.4% for the same period in 1998. The decrease in pro forma interest in both dollars and as a percent of sales was due to the reduction of debt from excess cash and reduction of interest rates due to the deleveraging of Boyds.

         PRO FORMA INCOME TAXES - Due to a change in Boyds' state tax status, its tax rate fell from 41.5% in 1998 to 36% in 1999.

         PRO FORMA NET INCOME BEFORE EXTRAORDINARY ITEM - Pro forma net income before extraordinary item increased $4.5 million, or 32.0%, to $18.6 million in the first quarter of 1999 from $14.1 million in the first quarter of 1998. The pro forma net income before extraordinary item margin increased to 32.6% for the period from 28.6% for the same period in 1998. The increase in pro forma net income before extraordinary item in both dollars and as a percent of sales was primarily attributable to the increase in net sales and the decrease in pro forma interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, Boyds utilized its operating cash flow to support working capital and ongoing capital expenditures. Cash flow from operations decreased 29.4% to $21.9 million for the three months ended March 31, 1999 from $31.1 million for the three months ended March 31, 1998. The cash flow decrease was primarily attributable to the decrease in net income and the increase in accounts receivable and inventory, partially offset by increases in interest payable and accrued taxes. Net cash received from financing activities was $51.3 million for the three months ended March 31, 1999, while for the three months ended March 31, 1998, net cash used in financing activities was $30.0 million. The funds obtained were realized from the sale of Company stock, partially reduced by the repayment of outstanding debt and the fees and expenses related to the stock sale.

         Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt.

         In connection with the recapitalization, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into the credit agreement. On April 12, 1999, Boyds repaid $66.0 million of the notes, leaving a balance outstanding of $99.0 million. Boyds has repaid $150.0 million of the $325.0 million of term loans under the credit agreement through March 31, 1999, and a further $10.0 million was repaid on April 21, 1999, leaving a balance outstanding of $165.0 million. The revolving credit facility provides loans in an aggregate amount of up to $40.0 million. Boyds has not borrowed under the revolving credit facility. Thus, the amount available under the revolving credit facility will be available to fund the working capital requirements of Boyds.

         Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds' option. The revolving credit facility commitment will terminate seven years after the date of the initial funding of the credit agreement. The term loans will be amortized over an eight-year period with no amortization in the first two years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds' ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow, as defined in the credit agreement.

         Boyds does not expect to incur significant capital expenditures for the foreseeable future. Boyds does not incur significant capital expenditures due to its sourcing arrangements with suppliers.

         Management believes that cash flow from operations and availability under the revolving loan will provide adequate funds for Boyds' foreseeable working capital needs, planned capital expenditures and debt service obligations. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Boyds on acceptable terms or at all. Boyds' ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Boyds' control.

SEASONALITY

         Boyds does not have significant seasonal variation in its orders. Boyds receives orders throughout the year and generally ships merchandise out on a first-in, first-out basis. Approximately 40% of orders are taken between November and April while approximately 60% of orders are placed between May and October in anticipation of the holiday season. Boyds does not build a large receivables balance relative to sales because it typically does not offer its customers long payment terms or dating programs.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard requires enterprises to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in capital. Boyds adopted SFAS No. 130 for the year ended December 31, 1998. There were no items of other comprehensive income for all periods presented.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. As provided by SFAS No. 131, disclosures are not required for interim periods of the initial year of application, but comparative information will be reported in financial statements for interim periods during the second year of application. Management has determined that Boyds operates in a single industry segment.

         During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for periods beginning after June 15, 1999. Boyds is currently evaluating the impact, if any, of this statement.

FOREIGN EXCHANGE

         The dollar value of Boyds' assets abroad is not significant. Boyds' sales are denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

         Boyds imports most of its products from manufacturers in China. Boyds' costs could be adversely affected on a short-term basis if the Chinese renminbi appreciates significantly relative to the United States dollar. Conversely, its costs would be favorably affected on a short-term basis if the Chinese renminbi depreciates significantly relative to the United States dollar. Although Boyds generally pays for its products in United States dollars, the cost of such products fluctuates with the value of the

Chinese renminbi. In the future Boyds may, from time to time, enter into foreign exchange contracts or prepay inventory purchases as a partial hedge against currency fluctuations. Differences between the amounts of such contracts and costs of specific material purchases are included in inventory and cost of sales. Boyds intends to manage foreign exchange risks to the extent appropriate.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failure or miscalculations causing disruptions of operations. Boyds currently uses information technology for processing orders and tracking inventory.

         Management believes that Boyds' systems are Year 2000 compliant. Boyds has purchased Year 2000 compliant software and currently has Year 2000 compliance certificates from its key software suppliers. In addition, Boyds has substantially completed the internal testing of its information technology systems and will continue to monitor such systems through the summer of 1999. Boyds has also specifically addressed internally its non-information technology related systems and believes that there will be no significant operational problems relating to the Year 2000 issue. Boyds has not obtained, and does not intend to obtain, an independent verification and validation of its Year 2000 compliance.

         Other than system replacements due to planned upgrades, Boyds has not replaced any of its information technology or non-information technology systems as a result of the Year 2000 issue.

         Boyds depends heavily on its relationships with customers, buying agencies, manufacturers and shippers. It is communicating with customers, buying agencies, manufacturers and shippers to determine the extent to which these third parties are moving toward Year 2000 compliance. To assess Year 2000 compliance and any potential exposure to the Year 2000 problem, Boyds is in the process of sending surveys to such third parties. Boyds is also seeking Year 2000 compliance certificates from third parties it has identified as "critical" to its operations, which include all of its buying agencies and manufacturers and its most important customers and shippers. To date, all of these critical third parties have been contacted, and Boyds has not been made aware of any Year 2000 compliance problems.

         Boyds believes that any adverse effect on its relationship with customers, buying agencies, manufacturers and shippers due to the Year 2000 problem will be lessened by the fact that it does not share information technology. However, failure of any of these parties to have their systems timely converted may have a material adverse effect on Boyds' business and operations.

         Boyds believes it has substantially completed its Year 2000 project. Boyds did not incur significant incremental costs specifically in connection with seeking to achieve Year 2000 compliance and all upgrades and system replacements made in connection with its Year 2000 project were part of previously planned software and hardware upgrades. Furthermore, in order to achieve Year 2000 compliance, Boyds has needed, and expects that it will continue to need, only existing employees who otherwise have been assigned to the planned upgrade of Boyds' software and hardware.

         Notwithstanding Boyds' progress to date, there are several ways in which its systems could still be affected by the Year 2000 problem. First, the software code Boyds uses in its information systems may not in fact be Year 2000 compliant in all instances. Second, Boyds may be unable to complete the remaining upgrades to its information technology systems by the Year 2000. Third, even if Boyds completes the system upgrade by the Year 2000, it may be unable to fully test and monitor the upgrades, making it difficult for Boyds to identify and remedy any problems that might exist. Fourth, Boyds' customers, buying agencies, independent manufacturers and shippers may be unable to achieve Year 2000 compliance in time.

         The most reasonably likely worst-case scenario resulting from Boyds' inability, or the inability of its customers, buying agencies, manufacturers or shippers, to become Year 2000 compliant, includes the following adverse effects:

         - SUPPLY PROBLEMS. Boyds would be unable to receive products due to year 2000-related failures on the part of its manufacturers and suppliers causing Boyds to be unable to fulfill the orders of many of its customers for Boyds' products.

         - ORDER DIFFICULTIES. Boyds' customers would be unable to place their orders with Boyds because of its own system failures or those of its customers resulting in delayed or potentially lost orders for Boyds' products.

         - DELIVERY DELAYS. Boyds would be unable to deliver ordered products to its customers on a timely basis due to a system failure at Boyds or at one of its product shippers leading to delays in arrival of Boyds' products and possibly dissatisfied customers.

         Boyds has not developed, and does not intend to develop, contingency plans relating to the Year 2000 problem unless Boyds becomes aware of a Year 2000 compliance problem in its own systems or those of its manufacturers, buying agencies, customers or shippers.

         Boyds' assessment of its Year 2000 compliance is based on numerous assumptions about future events, including third party modification plans and other factors. However, there can be no guarantee that this assessment is correct and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

INFLATION

         Boyds does not believe that inflation has had a material impact on its operations.

FORWARD LOOKING STATEMENTS

         Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements.

         The forward-looking statements in this report are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Boyds, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Boyds' forward-looking statements, including: the effects of economic conditions; the inability to grow Boyds' business as planned; the loss of either of either of Boyds' two independent buying agencies or any of its manufacturing sources; economic or political instability in the countries with which Boyds does business; changes to, or the imposition of new, regulations, duties, taxes or tariffs associated with the import or export of goods from or to the countries with which Boyds does business; the impact of Year 2000 compliance by Boyds or those entities with which it does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the factors discussed above may cause actual results to differ materially from those expressed in or implied by the statements in this report.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of such statement. Boyds undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or the date of such statements, as the case may be, or to reflect the occurrence of unanticipated events.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                                     PART II
                               OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On March 5, 1999, Boyds commenced the initial public offering of its common stock, par value $.0001 per share, pursuant to its Registration Statement on Form S-1 (File No. 333-69535), which was declared effective by the Securities and Exchange Commission on March 4, 1999. Boyds registered 18,400,000 shares of common stock at an aggregate maximum offering price of $368,000,000 pursuant to the registration statement. Pursuant to the offering, 16,000,000 shares were sold for an aggregate offering price of $288,000,000, including 9,250,000 shares issued and sold by Boyds and 6,750,000 shares sold by selling stockholders. The managing underwriters for the offering were Donaldson Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

         The aggregate expenses incurred by Boyds in connection with the offering totaled $11,990,000. All such payments were direct payments to others as follows (all amounts followed by an asterisk are estimates):



         UNDERWRITING FEES PAID TO THE UNDERWRITERS                             $ 9,990,000

         OTHER FEES AND EXPENSES AS FOLLOWS:

              Securities and Exchange Commission registration fee               $    102,304
              National Association of Securities Dealers, Inc. filing fee             30,500
              New York Stock Exchange listing application fee                        133,600
              Printing and engraving fees and expenses                              300,000*
              Legal fees and expenses                                               501,000*
              Accounting fees and expenses                                         1,051,819
              Blue Sky fees and expenses                                               7,500
              Transfer Agent and Registrar fees and expenses                          25,200
              Miscellaneous expenses                                                  18,077*
                                                                                ------------
                    Total other fees and expenses                               $  2,170,000

         Boyds did not receive any proceeds from the sale of stock by the selling stockholders in the offering. The net proceeds received by Boyds in the offering were $154,340,000 as follows:

         Aggregate offering proceeds to Boyds                                   $166,500,000
         Underwriting fees                                                        (9,990,000)
         Other fees and expenses                                                  (2,170,000)
                                                                                ------------
         Net proceeds to Boyds                                                  $154,340,000


         Boyds applied $71.9 million of the net proceeds to the redemption of $66.0 million principal amount of its outstanding 9% Senior Subordinated Notes due 2008 and applied the remaining net proceeds to the repayment of a term loan under its credit facility.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On February 26, 1999, a resolution was unanimously adopted by the stockholders of Boyds electing the following individuals to Boyds' Board of
Directors:

         Gary M. Lowenthal
         Robert T. Coccoluto
         Henry R. Kravis
         George R. Roberts
         Scott M. Stuart
         Marc S. Lipschultz
         Timothy Brady

The resolution was adopted by unanimous written consent in lieu of a meeting pursuant to Section 2-505 of the Maryland General Corporation Law.

ITEM 5.           OTHER INFORMATION.

         Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                     Exhibit
                     Number      Description
                     -------     -----------

                         3.1     Amendment and Restated Articles of
                                 Incorporation (incorporated by reference from
                                 Exhibit 3.1 of Amendment No. 1 to Boyd's
                                 Registration Statement on Form S-1, filed on
                                 February 8, 1999, File No. 333-69535).

                         3.2 Bylaws of Boyds (incorporated by reference from Exhibit 3.2 of Amendment No. 4 to Boyd's Registration Statement on Form S-1, filed on March 3, 1999, File No.
                                 333-69535).

                         4 Indenture, dated as of April 21, 1998, between Boyds and The Bank of New York, as trustee (incorporated by reference from Exhibit 4.3 of Amendment No. 1 to Boyd's Registration Statement on Form S-1, filed on February 8, 1999, File No.
                                 333-69535).

                       27        Financial Data Schedule

         (b)      Reports on Form 8-K:

                  Not applicable.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 14, 1999                THE BOYDS COLLECTION, LTD.


                                     By: /s/ Christine L. Bell
                                         ---------------------------------------
                                         Christine L. Bell
                                         Chief Operating Officer, Controller and
                                         Secretary


                                     By: /s/ Peter H. Frost
                                         ---------------------------------------
                                         Peter H. Frost
                                         Vice President--Finance