Form 10-Q
period 1999-06-30
BOYDS COLLECTION LTD
filed 1999-08-04
CIK 1074530

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Transition period from ______ to ______


                        Commission File Number: 001-14843



                           THE BOYDS COLLECTION, LTD.
             (Exact Name of Registrant as Specified in its Charter)

            Maryland                                             52-1418730
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


    350 South Street, McSherrystown,                               17344
  Pennsylvania, Attn.: Peter H. Frost
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


                                 (717) 633-9898
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X        No
                             ---------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share                   61,101,246
               (CLASS)                         (OUTSTANDING AS OF JULY 29, 1999)

THE BOYDS COLLECTION, LTD.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                           PAGE

     PART I            FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets as of June
              30, 1999 and December 31, 1998................................................3

              Condensed Consolidated Statements of Income for the
              Three Months Ended June 30, 1999 and 1998.....................................4

              Condensed Consolidated Statements of Stockholders'
              Equity for the Three Months and the Six Months Ended June 30, 1999............5

              Condensed Consolidated Statements of Cash Flows for
              the Six Months Ended June 30, 1999 and 1998...................................6

              Notes to Condensed Consolidated Financial Statements..........................7

     ITEM 2.  MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS....................................................11

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................19

     PART II  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS............................................................20

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................................20

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................20

     ITEM 5.  OTHER INFORMATION............................................................20

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................21

              SIGNATURES...................................................................22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           THE BOYDS COLLECTION, LTD.

 CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)

                                                                         JUNE 30,        DECEMBER 31,
                                                                           1999             1998
                                                                              (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $   4,868       $  11,606
  Accounts receivable, less allowance for doubtful accounts of $180         25,170          24,355
    in 1999 and 1998, respectively
  Inventory-primarily finished goods                                         8,699           8,440
  Inventory in transit                                                         871           3,116
  Other current assets                                                         706             527
                                                                         ---------       ---------
    Total current assets                                                    40,314          48,044

PROPERTY AND EQUIPMENT:
  Property and equipment                                                     4,118           2,662
  LessCaccumulated depreciation                                             (1,353)         (1,143)
                                                                         ---------       ---------
    Total furniture and equipment                                            2,765           1,519

OTHER ASSETS:
  Deferred debt issuance costs                                               6,839          12,019
  Deferred tax asset                                                       226,206         234,403
  Other assets                                                               2,436           2,425
                                                                         ---------       ---------
    Total other assets                                                     235,481         248,847
                                                                         ---------       ---------
TOTAL ASSETS                                                             $ 278,560       $ 298,410
                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Short term debt                                                        $   4,000       $       0
  Accounts payable                                                             977           1,513
  Accrued taxes                                                                657           5,364
  Accrued expenses                                                             728           1,767
  Interest payable                                                           2,561           5,501
  Deferred income                                                              155              31
                                                                         ---------       ---------
    Total current liabilities                                                9,078          14,176

LONG-TERM DEBT                                                             261,000         443,000

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)



STOCKHOLDERS' EQUITY (DEFICIT):
  Capital stock (61,101 and 52,588 shares issued and outstanding at
    June 30, 1999 and December 31, 1998, respectively) and paid-in         (48,243)       (193,043)
    capital in excess of par
  Retained earnings                                                         56,725          34,277
                                                                         ---------       ---------
    Total stockholders' equity (deficit)                                     8,482        (158,766)
                                                                         ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERs' EQUITY (DEFICIT)                     $ 278,560       $ 298,410
                                                                         =========       =========

            See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
          AND THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                                -----------------------       -----------------------
                                                                  1999           1998           1999           1998
                                                                --------       --------       --------       --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET SALES                                                       $ 43,725       $ 38,394       $100,911       $ 87,730
COST OF GOODS SOLD                                                15,050         12,861         33,726         28,611
                                                                --------       --------       --------       --------
  Gross profit                                                    28,675         25,533         67,185         59,119
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       4,156          3,492          8,475          6,277
OTHER OPERATING INCOME                                               200            249            516            683
                                                                --------       --------       --------       --------
INCOME FROM OPERATIONS                                            24,719         22,290         59,226         53,525
                                                                --------       --------       --------       --------
OTHER INCOME/(EXPENSE):
  Interest and dividend income                                       129            105            292            223
  Other income                                                      --              (36)          --              (36)
  Expenses related to the recapitalization                          --           (3,248)          --           (3,248)
                                                                --------       --------       --------       --------
TOTAL OTHER INTEREST/(EXPENSE)                                       129         (3,179)           292         (3,061)
                                                                --------       --------       --------       --------
INTEREST EXPENSE:
  Interest expense                                                 5,256          8,045         13,275          8,356
  Amortization of deferred debt issuance costs                       192            472            415            472
                                                                --------       --------       --------       --------
TOTAL INTEREST EXPENSE                                             5,448          8,517         13,690          8,828
                                                                --------       --------       --------       --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY        19,400         10,594         45,828         41,636
  ITEM
PROVISION FOR INCOME TAXES                                         6,984          3,755         16,498          3,755
                                                                --------       --------       --------       --------
INCOME BEFORE EXTRAORDINARY ITEM                                  12,416          6,839         29,330         37,881
EXTRAORDINARY ITEM:
  REDEMPTION PREMIUM ON BONDS (NET OF $2,138 TAX BENEFIT)          3,802           --            3,802           --
  WRITE OFF OF DEFERRED DEBT ISSUANCE COSTS (NET OF $957           1,700           --            3,080           --
                                                                --------       --------       --------       --------
    AND $1,732 TAX BENEFITS RESPECTIVELY)
TOTAL EXTRAORDINARY ITEMS                                          5,502           --            6,882           --
                                                                --------       --------       --------       --------

NET INCOME                                                      $  6,914       $  6,839       $ 22,448       $ 37,881
                                                                ========       ========       ========       ========

PRO FORMA DATA:

HISTORICAL INCOME BEFORE EXTRAORDINARY ITEM                     $ 12,416       $  6,839       $ 29,330       $ 37,881
PRO FORMA PROVISION FOR INCOME TAXES                                --               55           --           12,900
                                                                --------       --------       --------       --------
PRO FORMA INCOME BEFORE EXTRAORDINARY ITEM                        12,416          6,784         29,330         24,961
EXTRAORDINARY ITEMS:



  REDEMPTION PREMIUM ON BONDS (NET OF $2,138 TAX BENEFIT)          3,802           --            3,802           --
  WRITE OFF OF DEFERRED DEBT ISSUANCE COSTS (NET OF $957
  AND $1,732 TAX BENEFITS RESPECTIVELY)                            1,700           --            3,080           --
                                                                --------       --------       --------       --------
TOTAL EXTRAORDINARY ITEMS                                          5,502           --            6,882           --
                                                                --------       --------       --------       --------
PRO FORMA NET INCOME                                            $  6,914       $  6,784       $ 22,448       $ 24,961
                                                                ========       ========       ========       ========

PRO FORMA EARNINGS PER SHARE:
  Basic and Diluted Earnings Per Share Income Before            $   0.20       $   0.09       $   0.50       $   0.21
    Extraordinary Items
    Extraordinary Items:
    - Redemption Premium on Bonds                                  (0.06)          --            (0.07)          --
    - Write Off of Deferred Debt Issuance Costs                    (0.03)          --            (0.05)          --
                                                                --------       --------       --------       --------
    Net Income                                                  $   0.11       $   0.09       $   0.38       $   0.21
                                                                ========       ========       ========       ========

            See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
                        THREE MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                                            COMMON STOCK
                                                               NUMBER OF    AND PAID-IN      RETAINED
                                                                SHARES        CAPITAL        EARNINGS
                                                                             IN EXCESS
                                                                              OF PAR

                                                                           (IN THOUSANDS)
BALANCE, JANUARY 1, 1999                                        52,588       $(193,043)      $34,277

  Sale of common stock (net of related fees and expenses)        9,250         154,318          --
  Repurchase of common stock                                      (737)         (9,518)
  Net income                                                      --              --          22,448
                                                               -------       ---------       -------

BALANCE, JUNE 30, 1999                                          61,101       $ (48,243)      $56,725
                                                               =======       =========       =======



            See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                          ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 -------------------------
                                                                                    1999            1998
                                                                                 ---------       ---------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  22,448       $  37,881
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                       210             126
    Amortization and write off of deferred debt issuance costs                       5,180             472
    Amortization of deferred tax asset                                               8,197           3,493
    Loss on sale of equipment                                                         --                36
    Changes in assets and liabilities:
      Accounts receivable-net                                                         (815)         (2,033)
      Inventory                                                                       (259)         (1,148)
      Inventory in transit                                                           2,245              98
      Other current assets                                                            (179)             80
      Other assets                                                                     (12)           --
      Accounts payable                                                                (536)            142
      Accrued taxes                                                                 (4,707)         (2,296)
      Accrued expenses                                                              (1,038)            (73)
      Interest payable                                                              (2,940)          6,921
      Deferred income                                                                  124            (708)
                                                                                 ---------       ---------
        Net cash provided by operating activities                                   27,918          42,991
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                             (1,456)           (670)
  Issuance of notes receivable                                                        --              (400)
                                                                                 ---------       ---------
        Net cash used in investing activities                                       (1,456)         (1,070)
                                                                                 ---------       ---------




CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable-stockholders                                              --           (30,000)
  Due to stockholder                                                                  --               232
  Short term debt                                                                    4,000            --
  Issuance of debt                                                                    --           490,000
  Repayment of debt                                                               (182,000)        (17,500)
  Recapitalization and stock repurchase (net of related fees and expenses)            --          (484,609)
  Sale of common stock (net of related fees and expenses)                          154,318           3,755
  Capital contribution                                                                --             3,200
  Deferred debt issuance cost                                                         --           (13,856)
  Accrued transaction fees                                                            --             1,500
  Repurchase of common stock                                                        (9,518)           --
                                                                                 ---------       ---------
        Net cash used in financing activities                                      (33,200)        (47,278)
                                                                                 ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (6,738)         (5,357)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      11,606          11,210
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   4,868       $   5,853
                                                                                 =========       =========
CASH PAID DURING THE PERIOD FOR INTEREST                                         $  16,081       $   1,124
                                                                                 =========       =========
CASH PAID DURING THE PERIOD FOR INCOME TAXES                                     $   8,999       $   2,100
                                                                                 =========       =========


            See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       INTERIM FINANCIAL STATEMENTS

                  The Boyds Collection, Ltd., (Boyds) is a wholesaler and importer of giftware and imports substantially all of its products from foreign suppliers, primarily located in The People's Republic of China. The condensed consolidated balance sheet, as of June 30, 1999, the related condensed consolidated statements of income for the three months and six months ended June 30, 1999 and 1998, the statement of stockholders' equity for the six months ended June 30, 1999 and the statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in Boyds' 1998 Financial Statements, which are included in the Registration Statement on Form S-1 (File No. 333-69535) filed with the Securities and Exchange Commission on March 4, 1999.

2.       INITIAL PUBLIC OFFERING

                  On March 5, 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. The proceeds to Boyds, after deducting the underwriting discount and attorney fees, were approximately $154.3 million. On March 12, 1999, $82.5 million of indebtedness under the credit facility with DLJ Capital Funding, Inc. and other lenders was repaid from the proceeds. On April 12, 1999, Boyds paid $71.9 million to the holders of its senior subordinated notes. The payment comprised $5.9 million of redemption premium and $66.0 million of principal.

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

                  The Financings consisted of: (i) an aggregate of approximately $325 million of bank borrowings by Boyds under senior secured term loans (the "Term Loans") and (ii) $165 million aggregate principal amount of senior subordinated notes (the "Notes"). In addition, Boyds entered into a $40 million senior secured revolving credit facility, which is available for Boyds' working capital requirements and to support trade letters of credit. As at June 30, 1999, Boyds was utilizing $4 million under the revolving credit facility.

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

4.       FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

                  At June 30, 1999 and at December 31, 1998, Boyds had letters of credit outstanding under bank credit agreements amounting to $13,529 and $11,172, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

5.       RELATED PARTY TRANSACTIONS AND NOTE PAYABLE - STOCKHOLDERS

                  Certain stockholders loaned $30,000 to Boyds at December 31, 1997, at an interest rate of 5.0%. These notes payable were repaid in 1998. Interest amounting to $333 was paid to these stockholders during the six months ended June 30, 1998.

                  For the second quarter and first six months ended June 30, 1999, Boyds paid to KKR approximately $140 and $274 respectively for management fees and related expenses.

6.       LONG-TERM DEBT

                  Long-term debt is summarized as follows:

                                                                                    JUNE 30,    DECEMBER 31,
                                                                                      1999          1998

         9% Senior Subordinated Notes due May 15, 2008                              $ 99,000      $165,000


         Credit Agreement:
                  Secured Tranche A Term Loans due April 2005.  Interest based
                    on LIBOR or base rate as defined                                  88,250        88,250
                  Secured Tranche B Term Loans due April 2006.  Interest based
                    on LIBOR or base rate as defined                                  73,750       189,750
                                                                                    --------      --------
                                                                                    $261,000      $443,000
                                                                                    ========      ========

                  At June 30, 1999, the weighted average interest rate in effect for the Term Loans was 6.976%.

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

                  The scheduled maturities of the long-term debt are as follows:

                            1999                  $     --
                            2000                        --
                            2001                     6,250
                            2002                    14,000
                            2003                    17,000
                            Thereafter             223,750

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

9.       EARNINGS PER SHARE:

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                                  --------------------      ---------------------
                                                                   1999         1998         1999          1998
                                                                  -------      -------      -------      --------
                                                                      (IN THOUSANDS)           (IN THOUSANDS)
         Numerator for basic and diluted earnings per share:
            Pro forma net income                                  $ 6,914      $ 6,784      $22,448      $ 24,981
                                                                  -------      -------      -------      --------
         Denominator:
            Denominator for basic earnings per
              share--weighted average shares                       61,651       75,441       58,524       116,329

         Effect of dilutive securities:
            Effect of shares issuable under stock
              option plans based on treasury stock
              method                                                  619         --            635          --
                                                                  -------      -------      -------      --------

         Denominator for diluted earnings per share
            --weighted average shares                              62,270       75,441       59,159       116,329
                                                                  -------      -------      -------      --------


10.      PRO FORMA INFORMATION (UNAUDITED)

                  The following pro forma information for the periods presented in 1999 give effect to the initial public offering as if it were consummated on January 1, 1999, and for the periods presented in 1998 give effect to the initial public offering and the recapitalization and related transactions as if such transactions were consummated on January 1, 1998. The pro forma information excludes the effects of the extraordinary items related to the redemption premium on the bonds and the write off of deferred debt issuance costs:

                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                              --------------------      --------------------
                                                               1999         1998         1999         1998
                                                              -------      -------      -------      -------
                                                                 (IN THOUSANDS)           (IN THOUSANDS)
         Historical Income from Operations                    $24,719      $22,290      $59,226      $53,525

         Expenses Related to the Recapitalization                --          3,248         --          3,248

         Pro Forma Interest Expense                             5,113        7,439       10,508       14,538
                                                              -------      -------      -------      -------
         Pro Forma Income Before Income
                  Taxes and Extraordinary Items                19,606       11,603       48,718       35,739
                                                              -------      -------      -------      -------
         Pro Forma Provision for Income Taxes                   7,058        4,279       17,538       14,296
                                                              -------      -------      -------      -------
         Pro Forma Income Before Extraordinary Items          $12,548      $ 7,324      $31,180      $21,443
                                                              =======      =======      =======      =======
         Pro Forma Basic and Diluted Earnings Per Share,
                  before Extraordinary Items                  $  0.20      $  0.12      $  0.50      $  0.35

         Weighted Average Basic Shares Outstanding             61,651       61,838       61,744       61,838

         Weighted Average Diluted Shares Outstanding           62,270       62,013       62,379       61,926


11.      SUBSEQUENT EVENTS

                  Boyds' exchange offer for all of its outstanding 9% Senior Subordinated Notes due 2008 expired at 5.00 p.m. New York City Time on July 22, 1999. The purpose of this offer was to comply with Boyds' obligation under the registration rights agreement entered into in connection with the original sale of the outstanding senior subordinated notes.

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

         Boyds' resin figurine and plush animal sales accounted for 86.3% and 86.4% of the second quarter and the first six months 1999 net sales, respectively, with other product sales, freight sales, collectors club sales and distributor sales comprising the remainder. Freight sales represent shipping and handling charges assessed on each order based on order size. Collectors club sales are generated from annual dues collected directly from consumers who become members of Boyds' collectors club, THE LOYAL ORDER OF FRIENDS OF BOYDS, which began in July 1996 and currently has approximately 120,000 paying members. Distributor sales represent sales of Boyds' products to independent distributors in other countries and to certain accounts in the U.S., which are shipped directly from overseas suppliers.

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

RESULTS OF OPERATIONS

         The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                JUNE 30,
                                                          ------------------      ------------------
                                                           1999        1998        1999        1998
                                                          ------      ------      ------      ------
Net sales                                                  100.0%      100.0%      100.0%      100.0%
Gross profit                                                65.6        66.5        66.6        67.4





Selling, general and administrative expenses                 9.5         9.1         8.4         7.2
Other operating income                                       0.4         0.7         0.5         0.8

  Income from operations                                    56.5        58.1        58.7        61.0
                                                           -----       -----       -----       -----
Other income                                                 0.3         0.2         0.3         0.2
Expenses related to the recapitalization                      --         8.5          --         3.7
Interest expense                                            12.4        22.2        13.6        10.0
Provision for income taxes                                  16.0         9.8        16.3         4.3
                                                           -----       -----       -----       -----
  Income before extraordinary items                         28.4%       17.8%       29.1%       43.2%
                                                           =====       =====       =====       =====
Extraordinary items (net of $3,095 tax benefit)             12.6          --         6.9          --
                                                           -----       -----       -----       -----
  Net income                                                15.8%       17.8%       22.2%       43.2%
                                                           =====       =====       =====       =====

PRO FORMA INFORMATION:
Historical income from operations                           56.5%       58.1%       58.7%       61.0%
Expenses related to the recapitalization                      --         8.5          --         3.7
Pro forma interest expense                                  11.7        19.4        10.4        16.6
Pro forma provision for income taxes                        16.1        11.1        17.4        16.3
  Pro forma net income before extraordinary items .         28.7%       19.1%       30.9%       24.4%
                                                           =====       =====       =====       =====


THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

         NET SALES - Net sales increased $5.3 million, or 13.9%, to $43.7 million in the second quarter of 1999 from $38.4 million for the second quarter of 1998. Sales of Boyds' plush products increased $5.8 million, or 35.4%, compared to the same period last year. Sales of the Boyds' resin figurine product category decreased $1.1 million, or 6.6%, in the second quarter of fiscal 1999. Sales of plush products represented 51% of the Company's net sales of $43.7 million in the quarter, while sales of resin figurines represented 35%. The significant increase in sales of the Company's plush products offset the slight decrease in sales of its resin figurines.

         GROSS PROFIT - Gross profit increased $3.2 million, or 12.3%, to $28.7 million in the second quarter of 1999 from $25.5 million for the second quarter of 1998. Gross profit as a percent of sales decreased to 65.6% for the period from 66.5% for the same period in 1998. The dollar increase in gross profit was primarily attributable to the increase in sales volume. The decrease in gross profit as a percent of sales was primarily attributable to increased warehousing costs due to higher inventory levels needed to satisfy customer demand and to increased inbound freight costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A expenses increased $0.7 million, or 19.0%, to $4.2 million in the second quarter of 1999 from $3.5 million for the second quarter of 1998. SG&A expenses as a percent of sales increased to 9.5% for the period from 9.1% for the same period in 1998. The dollar increase in SG&A was primarily due to increased administrative costs as a result of Boyds' net sales increase during the period. The increase in SG&A expenses as a percent of sales was primarily due to increased wages incurred in adding additional management personnel.

         INCOME FROM OPERATIONS - Income from operations increased $2.4 million, or 10.9%, to $24.7 million in the second quarter of 1999 from $22.3 million for the second quarter of 1998. The operating income margin decreased to 56.5% for the period from 58.1% for the same period in 1998. The dollar increase in income from operations was primarily attributable to the increase in net sales for the period. The decrease in operating income margin was due to a decrease in gross profit margin and an increase in SG&A expenses as a percent of sales for the period.

         EXPENSES RELATED TO THE RECAPITALIZATION - Transaction costs of $3.2 million for the second quarter of 1998 related to non-recurring bonuses paid to key employees in connection with the recapitalization.

         INTEREST EXPENSE - Interest expense decreased $3.1 million, or 36.0%, to $5.4 million in the second quarter of 1999 from $8.5 million in the second quarter of 1998. Interest expense as a percent of sales decreased to 12.5% for the period from 22.2% for the same period in 1998. The decrease in interest expense in both dollars and as a percent of sales was due to the application of the funds received from the initial public offering in March 1999, which reduced the debt incurred in connection with the recapitalization, which took place in April, 1998.

         INCOME TAXES - Income taxes increased $3.2 million, or 86.0%, to $7.0 million in the second quarter of 1999 from $3.8 million in the second quarter of 1998. This increase was due to the increase in taxable income and the change in Boyds' tax status from an S Corporation to a C Corporation in April 1998.

         EXTRAORDINARY ITEMS - An extraordinary item of $3.8 million, net of tax, for the redemption premium on bonds related to the early retirement of $66.0 million of senior subordinated notes. A second extraordinary item of $1.7 million, net of tax, for the amortization of deferred debt issuance costs related to the early paydown of $82.5 million of other long term debt. Both of these items resulted from the use of the proceeds of the initial public offering, which occurred in March 1999.

         NET INCOME - Net income increased $0.1 million, or 1.1%, to $6.9 million in the second quarter of 1999 from $6.8 million in the second quarter of 1998. The net income margin decreased to 15.8% in the second quarter of 1999 from 17.8% in the second quarter of 1998. The decrease in net income margin was attributable to the extraordinary items as discussed above.

         PRO FORMA INTEREST EXPENSE - Pro forma interest expense for 1999 was calculated assuming the initial public offering occurred on January 1, 1999, and for 1998 assuming the recapitalization and the initial public offering occurred on January 1, 1998. Pro forma interest expense decreased $2.3 million, or 31.3%, in the second quarter of 1999 to $5.1 million from $7.4 million for the second quarter of 1998. Pro forma interest expense as a percent of sales decreased to 11.7% for the period from 19.4% for the same period in 1998. The decrease in pro forma interest in both dollars and as a percent of sales was due to the reduction of debt from excess cash and reduction of interest rates due to the deleveraging of Boyds.

         PRO FORMA INCOME TAXES - Due to a change in Boyds' state tax status the overall tax rate fell from 40.0% in 1998 to 36% in 1999.

         PRO FORMA NET INCOME BEFORE EXTRAORDINARY ITEMS - Pro forma net income before extraordinary items increased $5.2 million, or 71.3%, to $12.5 million in the second quarter of 1999 from $7.3 million for the second quarter of 1998. The pro forma net income before extraordinary items margin increased to 28.7% for the period from 19.1% for the same period in 1998. The increase in pro forma net income before extraordinary items in both dollars and as a percent of sales was primarily attributable to the increase in net sales and the decrease in pro forma interest expense.

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

         NET SALES - Net sales increased $13.2 million, or 15.0%, to $100.9 million in the first six months of 1999 from $87.7 million for the first six months of 1998. Sales of Boyds' plush products increased $11.2 million, or 30.2%, compared to the same period last year. Sales of Boyds' resin figurine product category decreased $0.2 million, or 0.5%, in the first half of fiscal 1999. Sales of plush products represented 48% of Boyds' net sales of $100.9 million in the first half, while sales of resin figurines represented 39%. The significant increase in sales of Boyds' plush products offset the slight decrease in sales of its resin figurines.

         GROSS PROFIT - Gross profit increased $8.1 million, or 13.6%, to $67.2 million in the first six months of 1999 from $59.1 million for the first six months of 1998. Gross profit as a percent of sales decreased to 66.6% for the period from 67.4% for the same period in 1998. The dollar increase in gross profit was primarily attributable to the increase in sales volume. The decrease in gross profit as a percent of sales was primarily attributable to increased warehousing costs due to higher inventory levels needed to satisfy customer demand.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A expenses increased $2.2 million, or 35.0%, to $8.5 million in the first six months of 1999 from $6.3 million for the first six months of 1998. SG&A expenses as a percent of sales increased to 8.4% for the period from 7.2% for the same period in 1998. The dollar increase in SG&A was primarily due to increased administrative costs as a result of Boyds' net sales increase during the period. The increase in SG&A expenses as a percent of sales was primarily due to increased wages incurred in adding additional management personnel.

         INCOME FROM OPERATIONS - Income from operations increased $5.7 million, or 10.7%, to $59.2 million in the first six months of 1999 from $53.5 million for the first six months of 1998. The operating income margin decreased to 58.7% for the period from 61.0% for the same period in 1998. The dollar increase in income from operations was primarily attributable to the increase in net sales for the period. The decrease in operating income margin was due to a decrease in gross profit margin and an increase in SG&A expenses as a percent of sales for the period.

         EXPENSES RELATED TO THE RECAPITALIZATION - Transaction costs of $3.2 million for the first six months of 1998 related to non-recurring bonuses paid to key employees in connection with the recapitalization,

         INTEREST EXPENSE - Interest expense increased $4.9 million, or 55.1%, to $13.7 million in the first six months of 1999 from $8.8 million for the first six months of 1998. Interest expense as a percent of sales increased to 13.6% for the period from 10.1% for the same period in 1998. The increase in interest expense in both dollars and as a percent of sales was due to the debt incurred in connection with the recapitalization, which took place in April, 1998.

         INCOME TAXES - Income taxes increased $12.7 million, or 339.4%, to $16.5 million in the first six months of 1999 from $3.8 million in the first six months of 1998. This increase was due to the change in Boyds' tax status from an S Corporation to a C Corporation in April 1998.

         EXTRAORDINARY ITEMS - An extraordinary item of $3.8 million, net of tax, for the redemption premium on bonds related to the early retirement of $66.0 million of senior subordinated notes. A second extraordinary item of $3.1 million, net of tax, for the amortization of deferred debt issuance costs related to the early paydown of $82.5 million of other long term debt. Both of these items resulted from the use of the proceeds of the initial public offering, which occurred in March 1999.

         NET INCOME - Net income decreased $15.4 million, or 40.7%, to $22.4 million in the first six months of 1999 from $37.9 million in the first six months of 1998. The net income margin decreased to 22.2% in the first six months of 1999 from 43.2% in the first six months of 1998. The decrease in net income and net income margin was primarily due to the increase in interest expense, income taxes and extraordinary items as discussed above.

         PRO FORMA INTEREST EXPENSE - Pro forma interest expense for 1999 was calculated assuming the initial public offering occurred on January 1, 1999, and for 1998 assuming the recapitalization and the initial public offering occurred on January 1, 1998. Pro forma interest expense decreased $4.0 million, or 27.7%, in the first six months of 1999 to $10.5 million from $14.5 million for the first six months of 1998. Pro forma interest expense as a percent of sales decreased to 10.4% for the period from 16.6% for the same period in 1998. The decrease in pro forma interest in both dollars and as a percent of sales was due to the reduction of debt from excess cash and reduction of interest rates due to the deleveraging of Boyds..

         PRO FORMA INCOME TAXES - Due to a change in the company's state tax status the overall tax rate fell from 40.0% in 1998 to 36% in 1999.

         PRO FORMA NET INCOME BEFORE EXTRAORDINARY ITEMS - Pro forma net income before extraordinary items increased $9.7 million, or 45.4%, to $31.2 million in the first six months of 1999 from $21.4 million for the first six months of 1998. The pro forma net income before extraordinary items margin increased to 30.9% for the period from 24.4% for the same period in 1998. The increase in pro forma net income before extraordinary items in both dollars and as a percent of sales was primarily attributable to the increase in net sales and the decrease in pro forma interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, Boyds utilized its operating cash flow to support working capital and ongoing capital expenditures. Cash flow from operations decreased $15.1 million, or 35.1%, to $27.9 million for the first six months of 1999 from $43.0 million for the first six months of 1998. The cash flow decrease was primarily attributable to the decrease in net income, interest payable and accrued taxes payable, partially offset by increases in the amortization of deferred debt issuance costs, the amortization of the deferred tax asset, and decreases in inventory and accounts receivable. Net cash used in financing activities decreased $14.1 million, or 29.8%, to $33.2 million for the first six months of 1999, from $47.3 million for the first six months of 1998. The funds, realized primarily from the sale of Boyds' stock, were used to repay outstanding debt and the fees and expenses related to the stock sale.

         Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt.

         In connection with the recapitalization, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into the credit agreement. On April 12, 1999, Boyds repaid $66.0 million of the notes, leaving a balance outstanding of $99.0 million. Boyds has repaid $163.0 million of the $325.0 million of term loans under the credit agreement through June 30, 1999, leaving a balance outstanding of $162.0 million. The revolving credit facility provides loans in an aggregate amount of up to $40.0 million. Boyds has borrowed $4.0 million under the revolving credit facility and this amount is due to be repaid in the third quarter of 1999. The balance remaining under the revolving credit facility will be available to fund the working capital requirements of Boyds.

         On May 28, 1999, Boyds' Board of Directors approved the repurchase of up to 3 million shares of Boyds' common stock. As of June 30, 1999, Boyds had repurchased 737,000 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $9.5 million. These repurchases were financed out of operating cash flow and approximately $4.0 million of borrowings under the revolving credit facility. Any future repurchases under this program are expected to be financed similarly.

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

         During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for periods beginning after June 15, 1999. During 1999, the FASB delayed the effective date for one year to fiscal years beginning after June 15, 2000. Boyds is currently evaluating the impact, if any, of this statement.

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

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using A00" as the year 1900 rather than the year 2000. This could result in systems failure or miscalculations causing disruptions of operations. Boyds currently uses information technology for processing orders and tracking inventory.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                            PART II OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         Boyds does not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on Boyds.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

         As a result of higher than expected fees and expenses for printing and engraving and accounting services used by Boyds' in connection with the initial public offering of its common stock in March 1999, Boyds currently estimates that its aggregate expenses incurred in connection with the initial public offering, other than the underwriting fees of $9.99 million paid to the underwriters, will be approximately $2.6 million, which is approximately $430,000 greater than Boyds' estimate in its Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1999.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.           OTHER INFORMATION.

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  Exhibit
                  Number   Description
                  ------   -----------

                  3.1 Amendment and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to Boyd's Registration Statement on Form S-1, filed on February 8, 1999, File No. 333-69535).

                  3. Bylaws of Boyds (incorporated by reference from Exhibit 3.2 of Amendment No. 4 to Boyd's Registration Statement on Form S-1, filed on March 3, 1999, File No. 333-69535).

                  4 Indenture, dated as of April 21, 1998, between Boyds and The Bank of New York, as trustee (incorporated by reference from Exhibit 4.3 of Amendment No. 1 to Boyd's Registration Statement on Form S-1, filed on February 8, 1999, File No. 333-69535).

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  A Current Report on Form 8-K was filed on June 21, 1999 under "Item 5-Other Events" to report the approval by Boyds' Board of Directors of a program to repurchase up to 3 million shares of Boyds' common stock, which program was also publicly disclosed in a press release that was attached as Exhibit 99 to such Current Report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date:   August 3, 1999            The Boyds Collection, Ltd.


                                           By: /s/ Christine L. Bell
                                               --------------------------------
                                               Christine L. Bell
                                               Chief Operating Officer,
                                               Controller and Secretary




                                           By: /s/ Peter H. Frost
                                               --------------------------------
                                               Peter H. Frost
                                               Vice President--Finance