Form 10-Q
period 1999-09-30
BOYDS COLLECTION LTD
filed 1999-11-12
CIK 1074530

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended September 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Transition period from ______ to ______


                        Commission File Number: 001-14843



                           THE BOYDS COLLECTION, LTD.

             (Exact Name of Registrant as Specified in its Charter)



           Maryland                                      52-1418730
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)



   350 South Street, McSherrystown,                       17344
  Pennsylvania, Attn.: Peter H. Frost
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (717) 633-9898
                         ------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


 Common Stock, par value $.0001 per share               59,912,946
             (CLASS)                        (OUTSTANDING AS OF NOVEMBER 7, 1999)

                                                                               2
THE BOYDS COLLECTION, LTD.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE

PART I                       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets as of
              September 30, 1999 and December 31, 1998                        3

              Condensed Consolidated Statements of Income for the
              Three Months and the Nine Months Ended
              September 30, 1999 and 1998                                     4

              Condensed Consolidated Statement of Stockholders'
              Equity for the Nine Months Ended September 30, 1999             5

              Condensed Consolidated Statements of Cash Flows for
              the Nine Months Ended September 30, 1999 and 1998               6

              Notes to Condensed Consolidated Financial Statements            7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                           12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      20

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               21

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                       21

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 21

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             21

ITEM 5.       OTHER INFORMATION                                               21

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                21

              SIGNATURES                                                      22

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements.


                           THE BOYDS COLLECTION, LTD.

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 AND
                         DECEMBER 31, 1998 (UNAUDITED)


                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                           1999                 1998
                                                                                 (IN THOUSANDS)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $   8,656           $ 11,606
  Accounts receivable, less allowance for doubtful accounts of $180 in          38,980             24,355
        1999 and 1998, respectively
  Inventory-primarily finished goods                                            11,418              8,440
  Inventory in transit                                                           1,573              3,116
  Other current assets                                                             782                527

        Total current assets                                                    61,409             48,044

PROPERTY AND EQUIPMENT:

  Property and equipment                                                         4,318              2,662
  Less--accumulated depreciation                                                (1,487)            (1,143)
                                                                             ---------           --------
        Total property and equipment                                             2,831              1,519

OTHER ASSETS:
  Deferred debt issuance costs                                                   6,669             12,019
  Deferred tax asset                                                           222,109            234,403
  Other assets                                                                   2,519              2,425
                                                                             ---------           --------
Total other assets                                                             231,297            248,847
                                                                             ---------           --------

TOTAL ASSETS                                                                 $ 295,537           $298,410
                                                                             ---------           --------
                                                                             ---------           --------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                               1,173              1,513
  Accrued taxes                                                                  5,540              5,364
  Accrued expenses                                                                 783              1,767
  Interest payable                                                               4,760              5,501
  Deferred income                                                                  350                 31
                                                                             ---------           --------

        Total current liabilities                                               12,606             14,176


LONG-TERM DEBT                                                                 256,000            443,000

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

STOCKHOLDERS' EQUITY (DEFICIT):



  Capital stock (61,101 and 52,588 shares issued and outstanding at            (48,615)          (193,043)
        September  30, 1999 and December 31, 1998, respectively) and paid-in capital in excess of par
  Cumulative translation adjustments                                               (60)                --
  Retained earnings                                                             75,606             34,277
                                                                             ---------           --------
        Total stockholders' equity (deficit)                                    26,931           (158,766)
                                                                             ---------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $ 295,537           $298,410
                                                                             ---------           --------
                                                                             ---------           --------

             See notes to condensed consolidated financial statements.

                                                                               5

                           THE BOYDS COLLECTION, LTD.

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
              AND THE NINE MONTHS ENDED SEPTEMBER30, 1999 AND 1998
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                          1999      1998      1999      1998

                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NET SALES                                               $59,266   $52,235  $160,177   $139,965
COST OF GOODS SOLD                                       20,146    16,203    53,872     44,804
                                                        -------   -------  --------   --------
 Gross profit                                            39,120    36,032   106,305     95,161
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              4,561     3,608    13,036      9,895
OTHER OPERATING INCOME                                       86       128       602        811
                                                        -------   -------  --------   --------
INCOME FROM OPERATIONS                                   34,645    32,552    93,871     86,077
                                                        -------   -------  --------   --------
OTHER INCOME/(EXPENSE):
 Interest and dividend income                                35        96       327        319
 Other income                                                --        --        --        (35)


 Expenses related to the recapitalization                    --        --        --     (3,248)
                                                        -------   -------  --------   --------

TOTAL OTHER INCOME/(EXPENSE)                                 35        96       327     (2,964)
                                                        -------   -------  --------   --------

INTEREST EXPENSE:
 Interest expense                                         4,896     9,579    18,171     17,935
 Amortization of deferred debt issuance costs               182       635       597      1,107
                                                        -------   -------  --------   --------

TOTAL INTEREST EXPENSE                                    5,078    10,214    18,768     19,042
                                                        -------   -------  --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES AND             29,602    22,434    75,430     64,071
 EXTRAORDINARY ITEM

PROVISION FOR INCOME TAXES                               10,657     8,957    27,155     12.712
                                                        -------   -------  --------   --------
INCOME BEFORE EXTRAORDINARY ITEM                         18,945    13,477    48,275     51,359
EXTRAORDINARY ITEM:
 REDEMPTION PREMIUM ON BONDS (NET OF $2,138 TAX              --        --     3,802         --
  BENEFIT)
 WRITE OFF OF DEFERRED DEBT ISSUANCE COSTS (NET              64        --     3,144         --
  OF $36 AND $1,768 TAX BENEFITS RESPECTIVELY)
                                                        -------   -------  --------   --------
TOTAL EXTRAORDINARY ITEMS                                    64        --     6,946         --
                                                        -------   -------  --------   --------

NET INCOME                                              $18,881   $13,477   $41,329    $51,359
                                                        -------   -------  --------   --------
                                                        -------   -------  --------   --------

PRO FORMA DATA:

HISTORICAL INCOME BEFORE EXTRAORDINARY ITEM             $18,945   $13,477   $48,275    $51,359
PRO FORMA PROVISION FOR INCOME TAXES                         --        --        --     12,725
                                                        -------   -------  --------   --------
PRO FORMA INCOME BEFORE EXTRAORDINARY ITEM               18,945    13,477    48,275     38,634
EXTRAORDINARY ITEMS:
 REDEMPTION PREMIUM ON BONDS (NET OF $2,138 TAX
  BENEFIT)                                                   --        --     3,802         --


 WRITE OFF OF DEFERRED DEBT ISSUANCE COSTS (NET OF           64        --     3,144         --
 $36 AND $1,768 TAX BENEFITS RESPECTIVELY)
                                                        -------   -------  --------   --------
TOTAL EXTRAORDINARY ITEMS                                    64        --     6,946         --
                                                        -------   -------  --------   --------
PRO FORMA NET INCOME                                    $18,881   $13,477   $41,329    $38,634
                                                        -------   -------   -------   --------
                                                        -------   -------   -------   --------

PRO FORMA EARNINGS PER SHARE:
 Basic Earnings Per Share Income Before                 $  0.31   $  0.25   $  0.81    $  0.59
   Extraordinary Items
  Extraordinary Items:
  - Redemption Premium on Bonds                              --        --     (0.06)        --

  - Write Off of Deferred Debt Issuance Costs                --        --     (0.05)        --
                                                        -------   -------  --------   --------

  Net Income                                             $ 0.31   $  0.25   $  0.70    $  0.59
                                                        -------   -------  --------   --------
                                                        -------   -------  --------   --------
Diluted Earnings Per Share Income Before                   0.31      0.24      0.81       0.59
  Extraordinary Items
 Extraordinary Items:
 - Redemption Premium on Bonds                               --        --     (0.06)        --


 - Write Off of Deferred Debt Issuance Costs                 --        --     (0.05)        --
                                                        -------   -------   -------    -------

 Net Income                                             $  0.31   $  0.24   $  0.70    $  0.59
                                                        -------   -------   -------    -------
                                                        -------   -------   -------    -------


            See notes to condensed consolidated financial statements.


                                                                               7
                           THE BOYDS COLLECTION, LTD.

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)


                                NUMBER OF    COMMON STOCK     ACCUMULATED
                                 SHARES       AND PAID-IN        OTHER                    TOTAL           OTHER
                                                CAPITAL      COMPREHENSIVE   RETAINED  STOCKHOLDERS   COMPREHENSIVE
                                               IN EXCESS         INCOME      EARNINGS    EQUITY           INCOME
                                                OF PAR

                                                                   (IN THOUSANDS)


BALANCE, JANUARY 1, 1999         52,588       $(193,043)           $ --       $34,277   $(158,786)          $   --

Sale of common stock (net of
related fees and expenses)        9,250         154,946              --            --     153,946               --
Repurchase of common stock         (737)         (9,518)             --                    (9,518)              --
                                 ------       ---------            ----       -------   ---------          -------

Other comprehensive income:
  Foreign currency transaction       --              --             (60)           --         (60)             (60)

         Net income                  --              --              --        41,329      41,329           41,329
                                 ------       ---------            ----       -------   ---------          -------
BALANCE, SEPTEMBER 30, 1999      61,101       $ (48,615)           $(60)      $75,606   $  26,931          $41,269
                                 ------       ---------            ----       -------   ---------          -------
                                 ------       ---------            ----       -------   ---------          -------

            See notes to condensed consolidated financial statements.

                                                                               8

                           THE BOYDS COLLECTION, LTD.

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                 ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,

                                                                            1999         1998

                                                                              (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                 $ 41,329    $ 51,359
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                   344         189
  Amortization and write off of deferred debt issuance costs                   5,350       1,107
  Amortization of deferred tax asset                                          12,294       7,186
  Loss on sale of equipment                                                       --          36
  Changes in assets and liabilities:
    Accounts receivable-net                                                  (14,625)     (6,272)

    Inventory                                                                 (2,978)     (5,090)

    Inventory in transit                                                       1,543      (2,316)

    Other current assets                                                        (255)       (151)

    Other assets                                                                 (94)         --

    Accounts payable                                                            (340)        274

    Accrued taxes                                                                176       2,527

    Accrued expenses                                                            (984)      1,621

    Interest payable                                                            (741)     10,004

    Deferred income                                                              319      (1,061)
                                                                            --------    --------

      Net cash provided by operating activities                               41,338      59,413
                                                                            --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                                        (1,656)     (1,011)

 Security Deposits                                                                --         (11)
 Issuance of notes receivable                                                     --      (1,296)
                                                                            --------    --------

      Net cash used in investing activities                                   (1,656)     (2,318)
                                                                            --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayment of note payable-stockholders                                           --     (30,000)


 Due to stockholder                                                               --         232

 Issuance of debt                                                                 --     490,000

 Repayment of debt                                                          (187,000)    (29,500)

 Recapitalization and stock repurchase (net of related fees and
 expenses)                                                                        --    (484,609)

 Sale of common stock (net of related fees and expenses)                     153,946       4,555

 Capital contribution                                                             --       3,200

 Deferred debt issuance cost                                                      --     (13,857)

 Repurchase of common stock                                                   (9,518)         --
                                                                            --------    --------

      Net cash used in financing activities                                  (42,572)    (59,979)
                                                                            --------    --------

Effect of exchange rate changes on cash                                          (60)         --
                                                                            --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,950)     (2,884)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                11,606      11,210
                                                                            --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  8,656    $  8,326
                                                                            --------    --------
                                                                            --------    --------
CASH PAID DURING THE PERIOD FOR INTEREST                                    $ 18,739    $  7,931
                                                                            --------    --------
                                                                            --------    --------
CASH PAID DURING THE PERIOD FOR INCOME TAXES                                $ 11,250    $  3,000
                                                                            --------    --------
                                                                            --------    --------


            See notes to condensed consolidated financial statements.

                                                                              10
                           THE BOYDS COLLECTION, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       INTERIM FINANCIAL STATEMENTS

                  The Boyds Collection, Ltd., ("Boyds") is a wholesaler and importer of giftware and imports substantially all of its products from foreign suppliers, primarily located in The People's Republic of China. The condensed consolidated balance sheet, as of September 30, 1999, the related condensed consolidated statements of income for the three months and the nine months ended September 30, 1999 and 1998, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in Boyds' 1998 Financial Statements, which are included in the Registration Statement on Form S-1 (File No. 333-69535) filed with the Securities and Exchange Commission on March 4, 1999.

2.       INITIAL PUBLIC OFFERING

                  On March 5, 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. The proceeds to Boyds, after deducting the underwriting discount and attorney fees, were approximately $153.9 million. On March 12, 1999, $82.5 million of indebtedness under the credit facility with DLJ Capital Funding, Inc. and other lenders was repaid from the proceeds. On April 12, 1999, Boyds paid $71.9 million to the holders of its Senior Subordinated Notes. The payment comprised $5.9 million of redemption premium and $66.0 million of principal.

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

                  The Financings consisted of: (i) an aggregate of approximately $325 million of bank borrowings by Boyds under senior secured term loans (the "Term Loans") and (ii) $165 million aggregate principal amount of senior subordinated notes (the "Notes"). In addition, Boyds entered into a $40 million senior secured revolving credit facility, which is available for Boyds' working capital requirements and to support trade letters of credit. As at September 30, 1999, Boyds did not have any borrowings under the revolving credit facility.

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

4.       FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

                  At September 30, 1999 and at December 31, 1998, Boyds had letters of credit outstanding under bank credit agreements amounting to $9,603 and $11,172, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

5.       RELATED PARTY TRANSACTIONS AND NOTE PAYABLE - STOCKHOLDERS

                  Certain stockholders loaned $30,000 to Boyds at December 31, 1997, at an interest rate of 5.0%. These notes payable were repaid in 1998. Interest amounting to $333 was paid to these stockholders during the nine months ended September 30, 1998.

                  For the third quarter and first nine months ended September 30, 1999, Boyds paid to KKR approximately $94 and $368, respectively, for management fees and related expenses.

6.       LONG-TERM DEBT

                  Long-term debt is summarized as follows:


                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   1999                 1998
                                                                               ------------         -----------



         9% Senior Subordinated Notes due May 15, 2008                          $ 99,000               $165,000



         Credit Agreement:
                   Secured Tranche A Term Loans due April 2005.  Interest
                    based on LIBOR or base rate as defined                        88,250                 88,250


                   Secured Tranche B Term Loans due April 2006.  Interest
                    based on LIBOR or base rate as defined                        68,750                189,750
                                                                                --------                -------



                                                                                 256,000                443,000
                                                                                --------                -------
                                                                                --------                -------

                  At September 30, 1999, the weighted average interest rate in effect for the Term Loans was 6.562%.

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

         The scheduled maturities of the long-term debt are as follows:

                 1999...............................................       $ --
                 2000...............................................         --
                 2001...............................................      6,250
                 2002...............................................     14,000
                 2003...............................................     17,000
                 Thereafter.........................................    218,750

                  Boyd's exchange offer for all of its outstanding 9% Senior Subordinated Notes due 2008 expired at 5:00 p.m. New York City Time on July 22, 1999. The purpose of this offer was to comply with Boyd's obligation under the registration rights agreement entered into in connection with the original sale of the outstanding senior subordinated notes.

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

                                                                              13
8.       CONTINGENCIES

                  Boyds is engaged in various lawsuits, either as plaintiff or defendant, involving alleged patent infringement and breaches of contract. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on Boyds' financial statements.

9.       EARNINGS PER SHARE:

                  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:




                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                             -----------------------          --------------------
                                                               1999            1998            1999          1998
                                                             -------         -------          -------      -------
                                                                  (IN THOUSANDS)                 (IN THOUSANDS)

     Numerator for basic and diluted earnings
               per share:
               Pro forma net income                          $18,881         $13,477         $41,329         $38,634
                                                             -------         -------         -------         -------
     Denominator:
               Denominator for basic
                 earnings per
                 share--weighted average
                 shares                                       61,101          52,418          59,393          94,788
     Effect of dilutive securities:
               Effect of shares issuable
                 under stock option plans
                 based on treasury stock
                 method                                          630              --             641              --
                                                             -------         -------         -------         -------
     Denominator for diluted earnings per
               share--weighted average
               shares                                         61,731          52,418          60,034          94,788
                                                             -------         -------         -------         -------


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


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,

                                                               1999            1998           1999            1998
                                                            ---------       ---------      ---------        ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Historical Income from Operations                       $34,645         $32,552         $93,871         $86,077

     Expenses Related to the Recapitalization                     --              --              --           3,248

     Pro Forma Interest Expense                                5,044           7,188          15,551          21,727
                                                             -------         -------         -------         -------
     Pro Forma Income Before Income Taxes and
               Extraordinary Items                            29,601          25,364          78,320          61,102
                                                             -------         -------         -------         -------
     Pro Forma Provision for Income Taxes                     10,656          10,146          28,195          24,441
                                                             -------         -------         -------         -------
     Pro Forma Income Before Extraordinary Items              18,945          15,218          50,125          36,661
                                                             -------         -------         -------         -------
                                                             -------         -------         -------         -------

     Pro Forma Basic Earnings Per
               Share, before Extraordinary Items                0.31            0.25            0.81            0.59

     Weighted Average Basic Shares
               Outstanding                                    61,101          61,820          61,527          61,820

     Pro Forma Diluted Earnings Per
               Share, before Extraordinary Items                0.31            0.24            0.81            0.59

     Weighted Average Diluted Shares
               Outstanding                                    61,731          62,365          62,168          62,104


11.      UNITED KINGDOM SALES SUBSIDIARY

                  On August 11, 1999, Boyds created its first overseas sales subsidiary, The Boyds Collection Ltd. U.K., a private limited company incorporated in England and Wales and located in Dunkeswell, in the county of Devon, England. This subsidiary will focus on the expansion of Boyds' existing business in the U.K. and serve as a platform for the ongoing development of Boyds' product sales throughout Europe.

12.      SUBSEQUENT EVENTS

                  On October 21, 1999, Boyds repaid a further $5.0 million of the Tranche B Term Loans, leaving a balance outstanding of $63.75 million.

                  As of November 7, 1999, Boyds had repurchased 1,188,300 shares of common stock since September 30, 1999, pursuant to its stock repurchase program for an aggregate amount of approximately $11.6 million. These repurchases were financed out of operating cash flow.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

         Boyds' resin figurine and plush animal sales accounted for 84.7% and 85.8% of the third quarter and the first nine months 1999 net sales, respectively, with other product sales, freight sales, collectors club sales and distributor sales comprising the remainder. Freight sales represent shipping and handling charges assessed on each order based on order size. Collectors club sales are generated from annual dues collected directly from consumers who become members of Boyds' collectors club, THE LOYAL ORDER OF FRIENDS OF BOYDS, which began in July 1996 and currently has approximately 120,000 paying members. Distributor sales represent sales of Boyds' products to independent distributors in other countries and to certain accounts in the U.S., which are shipped directly from overseas suppliers.

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

RESULTS OF OPERATIONS

         The following table sets forth the components of net income as a percentage of net sales for the periods indicated:


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,

                                                               1999            1998           1999            1998

Net sales                                                      100.0%          100.0%          100.0%          100.0%

Gross profit                                                    66.0            69.0            66.3            68.0
Selling, general and administrative expenses                     7.7             6.9             8.1             7.1
Other operating income                                           0.2             0.2             0.4             0.6
                                                               -----           -----           -----           -----

     Income from operations                                     58.5            62.3            58.6            61.5
                                                               -----           -----           -----           -----
Other income                                                     0.1             0.2             0.2             0.2
Expenses related to the recapitalization                          --              --              --             2.3
Interest expense                                                 8.6            19.6            11.7            13.6
Provision for income taxes                                      18.0            17.1            17.0             9.1
                                                               -----           -----           -----           -----
     Income before extraordinary items                          32.0%           25.8%           30.1%           36.7%
                                                               -----           -----           -----           -----
                                                               -----           -----           -----           -----
Extraordinary items (net of $36
  and $3,906 tax benefit)                                        0.1              --             4.3              --
                                                               -----           -----           -----           -----
     Net income                                                 31.9%           25.8%           25.8%           36.7%
                                                               -----           -----           -----           -----
                                                               -----           -----           -----           -----

PRO FORMA INFORMATION:

Historical income from operations                               58.5%           62.3%           58.6%           61.5%
Expenses related to the recapitalization                          --              --              --             2.3
Pro forma interest expense                                       8.5            13.8             9.7            15.5
Pro forma provision for income taxes                            18.0            19.4            17.6            17.5
                                                               -----           -----           -----           -----
     Pro forma net income before extraordinary items            32.0%           29.1%           31.3%           26.2%
                                                               -----           -----           -----           -----
                                                               -----           -----           -----           -----


THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES - Net sales increased $7.0 million, or 13.5%, to $59.3 million in the third quarter of 1999 from $52.2 million for the third quarter of 1998. Sales of Boyds' plush products increased $5.9 million, or 26.5%, compared to the same period last year. Sales of the Boyds' resin figurine product category decreased $1.0 million, or 4.3%, in the third quarter of fiscal 1999. Sales of plush products represented 48% of the Company's net sales of $59.3 million in the quarter, while sales of resin figurines represented 37%. The significant increase in sales of Boyds' plush products offset the slight decrease in sales of its resin figurines.

         GROSS PROFIT - Gross profit increased $3.1 million, or 8.6%, to $39.1 million in the third quarter of 1999 from $36.0 million for the third quarter of 1998. Gross profit as a percent of sales decreased to 66.0% for the period from 69.0% for the same period in 1998. The dollar increase in gross profit was primarily attributable to the increase in sales volume. The decrease in gross profit as a percent of sales was primarily attributable to a timing difference regarding a 1998 inventory adjustment, increased inbound and outbound freight cost and increased warehousing costs arising from higher inventory levels needed to satisfy customer demand.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A expenses increased $1.0 million, or 26.4%, to $4.6 million in the third quarter of 1999 from $3.6 million for the third quarter of 1998. SG&A expenses as a percent of sales increased to 7.7% for the period from 6.9% for the same period in 1998. The dollar increase in SG&A was primarily due to increased administrative costs as a result of Boyds' net sales increase and the addition of H.C. Accents, which was acquired in November, 1998. The increase in SG&A expenses as a percent of sales was primarily due to increased wages incurred in adding additional management personnel.

         INCOME FROM OPERATIONS - Income from operations increased $2.1 million, or 6.4%, to $34.6 million in the third quarter of 1999 from $32.6 million for the third quarter of 1998. The operating income margin decreased to 58.5% for the period from 62.3% for the same period in 1998. The dollar increase in income from operations was primarily attributable to the increase in net sales for the period. The decrease in operating income margin was due to a decrease in gross profit margin and an increase in

SG&A expenses as a percent of sales for the period.

         TOTAL INTEREST EXPENSE - Total interest expense decreased $5.1 million, or 50.3%, to $5.1 million in the third quarter of 1999 from $10.2 million in the third quarter of 1998. Total interest expense as a percent of sales decreased to 8.6% for the period from 19.6% for the same period in 1998. The decrease in total interest expense in both dollars and as a percent of sales was due to the application of the funds received from the initial public offering in March 1999, which reduced the debt and the deferred debt issuance costs incurred in connection with the recapitalization, which took place in April, 1998, and reduction of interest rates due to the deleveraging of Boyds.

         INCOME TAXES - Income taxes increased $1.7 million, or 19.0%, to $10.7 million in the third quarter of 1999 from $9.0 million in the third quarter of 1998. This increase was due to the increase in taxable income, offset by a reduction in Boyds' overall tax rate.

         NET INCOME - Net income increased $5.4 million, or 40.1%, to $18.9 million in the third quarter of 1999 from $13.5 million in the third quarter of 1998. The net income margin increased to 31.9% in the third quarter of 1999 from 25.8% in the third quarter of 1998. The dollar increase in net income was due to the increase in net sales and the decrease in interest expense as discussed above. The increase in net income margin was attributable to the decrease in interest expense as discussed above.

         PRO FORMA INTEREST EXPENSE - Pro forma interest expense for 1999 was calculated assuming the initial public offering occurred on January 1, 1999, and for 1998 assuming the recapitalization and the initial public offering occurred on January 1, 1998. Pro forma interest expense decreased $2.1 million, or 29.8%, in the third quarter of 1999 to $5.0 million from $7.2 million for the third quarter of 1998. Pro forma interest expense as a percent of sales decreased to 8.5% for the period from 13.8% for the same period in 1998. The decrease in pro forma interest in both dollars and as a percent of sales was due to the reduction of debt from excess cash and reduction of interest rates due to the deleveraging of Boyds.

         PRO FORMA INCOME TAXES - Due to a change in Boyds' state tax status the overall tax rate fell from 40.0% in 1998 to 36% in 1999.

         PRO FORMA NET INCOME BEFORE EXTRAORDINARY ITEMS - Pro forma net income before extraordinary items increased $3.7 million, or 24.5%, to $18.9 million in the third quarter of 1999 from $15.2 million for the third quarter of 1998. The pro forma net income before extraordinary items margin increased to 32.0% for the period from 29.1% for the same period in 1998. The increase in pro forma net income before extraordinary items in both dollars and as a percent of sales was primarily attributable to the increase in net sales and the decrease in pro forma interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES - Net sales increased $20.2 million, or 14.4%, to $160.2 million in the first nine months of 1999 from $140.0 million for the first nine months of 1998. Sales of Boyds' plush products increased $17.1 million, or 28.8%, compared to the same period last year. Sales of Boyds' resin figurine product category decreased $1.2 million, or 1.9%, in the first nine months of fiscal 1999. Sales of plush products represented 48% of Boyds' net sales of $160.2 million in the first nine months, while sales of resin figurines represented 38%. The significant increase in sales of Boyds' plush products offset the slight decrease in sales of its resin figurines.

         GROSS PROFIT - Gross profit increased $11.1 million, or 11.7%, to $106.3 million in the first nine

                                                                              18
months of 1999 from $95.2 million for the first nine months of 1998. Gross profit as a percent of sales decreased to 66.4% for the period from 68.0% for the same period in 1998. The dollar increase in gross profit was primarily attributable to the increase in sales volume. The decrease in gross profit as a percent of sales was primarily attributable to increased warehousing costs arising from higher inventory levels needed to satisfy customer demand.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A expenses increased $3.1 million, or 31.7%, to $13.0 million in the first nine months of 1999 from $9.9 million for the first nine months of 1998. SG&A expenses as a percent of sales increased to 8.1% for the period from 7.1% for the same period in 1998. The dollar increase in SG&A was primarily due to increased administrative costs as a result of Boyds' net sales increase and the addition of H.C. Accents, which was acquired in November, 1998. The increase in SG&A expenses as a percent of sales was primarily due to increased wages incurred in adding additional management personnel.

         INCOME FROM OPERATIONS - Income from operations increased $7.8 million, or 9.1%, to $93.9 million in the first nine months of 1999 from $86.1 million for the first nine months of 1998. The operating income margin decreased to 58.6% for the period from 61.5% for the same period in 1998. The dollar increase in income from operations was primarily attributable to the increase in net sales for the period. The decrease in operating income margin was due to a decrease in gross profit margin and an increase in SG&A expenses as a percent of sales for the period.

         EXPENSES RELATED TO THE RECAPITALIZATION - Transaction costs of $3.2 million for the first nine months of 1998 were related to non-recurring bonuses paid to key employees in connection with the recapitalization.

         TOTAL INTEREST EXPENSE - Total interest expense decreased $0.3 million, or 1.4%, to $18.8 million in the first nine months of 1999 from $19.0 million for the first nine months of 1998. Total interest expense as a percent of sales decreased to 11.7% for the period from 13.6% for the same period in 1998. The decrease in interest expense in both dollars and as a percent of sales was due to the application of the funds received from the initial public offering in March 1999, which reduced the debt and the deferred debt issuance costs incurred in connection with the recapitalization.

         INCOME TAXES - Income taxes increased $14.4 million, or 113.6%, to $27.2 million in the first nine months of 1999 from $12.7 million in the first nine months of 1998. This increase was due to the change in Boyds' tax status from an S Corporation to a C Corporation in April 1998 and the increase in taxable income.

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

         NET INCOME - Net income decreased $10.0 million, or 19.5%, to $41.3 million in the first nine months of 1999 from $51.4 million in the first nine months of 1998. The net income margin decreased to 25.8% in the first nine months of 1999 from 36.7% in the first nine months of 1998. The decrease in net income and net income margin was primarily due to the increase in interest expense, income taxes and extraordinary items as discussed above.

         PRO FORMA INTEREST EXPENSE - Pro forma interest expense for 1999 was calculated assuming the initial public offering occurred on January 1, 1999, and for 1998 assuming the recapitalization and the initial public offering occurred on January 1, 1998. Pro forma interest expense decreased $6.2 million, or 28.4%, in the first nine months of 1999 to $15.6 million from $21.7 million for the first nine months of 1998. Pro forma interest expense as a percent of sales decreased to 9.7% for the period from 15.5% for the same period in 1998. The decrease in pro forma interest in both dollars and as a percent of sales was due to the reduction of debt from excess cash and reduction of interest rates due to the deleveraging of Boyds.

         PRO FORMA INCOME TAXES - Due to a change in the company's state tax status the overall tax rate fell from 40.0% in 1998 to 36% in 1999.

         PRO FORMA NET INCOME BEFORE EXTRAORDINARY ITEMS - Pro forma net income before extraordinary items increased $13.5 million, or 36.7%, to $50.1 million in the first nine months of 1999 from $36.7 million for the first nine months of 1998. The pro forma net income before extraordinary items margin increased to 31.3% for the period from 26.2% for the same period in 1998. The increase in pro forma net income before extraordinary items in both dollars and as a percent of sales was primarily attributable to the increase in net sales and the decrease in pro forma interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, Boyds utilized its operating cash flow to support working capital and ongoing capital expenditures. Cash flow from operations decreased $18.1 million, or 30.4%, to $41.3 million for the first nine months of 1999 from $59.4 million for the first nine months of 1998. The cash flow decrease was primarily attributable to the decreases in net income, interest payable, accrued expenses, and the increase in accounts receivable, partially offset by increases in the amortization of the deferred tax asset, the amortization of deferred debt issuance costs, deferred income, and decreases in inventory in transit and inventory growth. Net cash used in financing activities decreased $17.3 million, or 28.9%, to $42.6 million for the first nine months of 1999, from $60.0 million for the first six months of 1998. The funds, realized primarily from the sale of Boyds' stock, were used to repay outstanding debt and the fees and expenses related to the stock sale.

         Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt.

         In connection with the recapitalization, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into the credit agreement. On April 12, 1999, Boyds repaid $66.0 million of the notes, leaving a balance outstanding of $99.0 million. Boyds has repaid $168.0 million of the $325.0 million of term loans under the credit agreement through September 30, 1999, leaving a balance outstanding of $157.0 million. The revolving credit facility provides loans in an aggregate amount of up to $40.0 million. Boyds currently has no borrowings under the revolving credit facility. Thus, the full amount available under the revolving credit facility will be available to fund the working capital requirements of Boyds.

         On May 28, 1999, Boyds' Board of Directors approved the repurchase of up to 3 million shares of Boyds' common stock. As of September 30, 1999, Boyds had repurchased 737,000 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $9.5 million. These repurchases were financed out of operating cash flow and approximately $4.0 million of borrowings under the revolving credit facility. Any future repurchases under this program are expected to be financed similarly.

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

         Management believes that Boyds' systems are Year 2000 compliant. Boyds has purchased Year 2000 compliant software and currently has Year 2000 compliance certificates from its key software suppliers. In addition, Boyds has substantially completed the internal testing of its information technology systems and will continue to monitor such systems through the remainder of 1999. Boyds has also specifically addressed internally its non-information technology related systems and believes that there will be no significant operational problems relating to the Year 2000 issue. Boyds has not obtained, and does not intend to obtain, an independent verification and validation of its Year 2000 compliance.

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

         The forward-looking statements in this report are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Boyds, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Boyds' forward-looking statements, including: the effects of economic conditions; the inability to grow Boyds' business as planned; the loss of either of Boyds' two independent buying agencies or any of its manufacturing sources; economic or political instability in the countries with which Boyds does business;

changes to existing, or the imposition of new, regulations, duties, taxes or tariffs associated with the import or export of goods from or to the countries with which Boyds does business; the impact of Year 2000 compliance by Boyds or those entities with which it does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the factors discussed above may cause actual results to differ materially from those expressed in or implied by the statements in this report.

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

                                                                              24
                            PART II    OTHER INFORMATION

Item 1.  Legal Proceedings.

         Boyds does not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on Boyds.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

         Exhibit
         NUMBER         DESCRIPTION

         3.1 Amendment and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to Boyd's Registration Statement on Form S-1, filed on February 8, 1999, File No. 333-69535).
         3.             Bylaws of Boyds (incorporated by reference from Exhibit
                        3.2 of Amendment No. 4 to Boyd's Registration Statement on Form S-1, filed on March 3, 1999, File No. . 333-69535).
         4 Indenture, dated as of April 21, 1998, between Boyds and The Bank of New York, as trustee (incorporated by reference from Exhibit 4.3 of Amendment No. 1 to Boyd's Registration Statement on Form S-1, filed on February 8, 1999, File No. 333-69535).

         27             Financial Data Schedule

    (b) Reports on Form 8-K:

        None.

                                                                              25
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    November 12, 1999               The Boyds Collection, Ltd.


                                        By: /s/ CHRISTINE L. BELL
                                           -----------------------------
                                                Christine L. Bell
                                                Chief Operating Officer,
                                                Controller and Secretary


                                        By: /s/ PETER H. FROST
                                           -----------------------------
                                                Peter H. Frost
                                                Vice President--Finance