Form 10-K
period 1999-12-31
BOYDS COLLECTION LTD
filed 2000-03-30
CIK 1074530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 001-14843
                            ------------------------

                           THE BOYDS COLLECTION, LTD.
             (Exact Name of Registrant as Specified in its Charter)

                  MARYLAND                                      52-1418730
(State or Other Jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
              or Organization)

350 SOUTH STREET, MCSHERRYSTOWN, PENNSYLVANIA                      17344
   (Address of principal executive Office)                      (Zip Code)

                                 (717) 633-9898
              (Registrant's Telephone Number, Including Area Code)

                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE
              ----------------                              ON WHICH REGISTERED
                                                           --------------------
  Common Stock, par value $.0001 per share                New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

    Indicate by check mark whether Boyds (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates (assuming solely for the purpose of this calculation that directors and officers are affiliates) of Boyds, as of March 10, 2000 was approximately $88,706,378.

    As of March 10, 2000, the number of shares of Boyds Common Stock outstanding was 59,172,040.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I

Item 1.   Description of Business.....................................      1
Item 2.   Properties..................................................      5
Item 3.   Legal Proceedings...........................................      5
Item 4.   Submission of Matters to a Vote of Security Holders.........      6

PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................      6
Item 6.   Selected Financial Data.....................................      7
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results
            of Operations.............................................      8
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     14
Item 8.   Financial Statements........................................     17
Item 9.   Changes in And Disagreements With Accountants on Accounting
            and
            Financial Disclosure......................................     33

PART III

Item 10.  Directors And Executive Officers............................     33
Item 11.  Executive Compensation......................................     33
Item 12.  Security Ownership of Certain Beneficial Owners And
            Management................................................     33
Item 13.  Certain Relationships And Related Transactions..............     33

PART IV

Item 14.  Exhibits, Financial Statement Schedules And Reports on Form
            8-K.......................................................     34

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    Boyds is a leading designer, importer and distributor of high-quality, hand-crafted collectibles and other specialty giftware products.

HISTORY

    Boyds was founded in 1979 by Gary and Justina Lowenthal as a small antique business in Boyds, Maryland. By 1984, Boyds had begun to reproduce and sell miniature houses, duck decoys and merino wool teddy bears to selected retail outlets. In 1984, Boyds also introduced its first major plush product, a unique, fully-jointed wool teddy bear named MATTHEW-TM-, and the GNOMES HOMES-TM-, a small collection of hand-sculpted miniature cast resin houses. Boyds relocated from Maryland to southern Pennsylvania in 1987 and its product line was expanded to include other plush animals and related accessories including miniature clothes, furniture and ornaments. Boyds began distributing its plush animal lines to department stores and gift retailers, opting against selling to mass merchandisers, major discount stores and toy chains. In 1993, Boyds began selling cast resin figurines with the introduction of its BEARSTONES line.

BUSINESS SEGMENTS

    Boyds has determined that it operates in one segment, collectibles. In addition, less than 2% of total revenue is derived from customers outside the United States and almost all long lived assets are located in the United States. No customer represents more than 10% of total revenue.

PRODUCT LINES

    Since 1982, Boyds' product lines have expanded from plush bears to include other plush animals such as hares, moose and cats, resin figurines, porcelain dolls and boxes and related clothing and accessories, as described below.

RESIN FIGURINES

    Boyds' resin figurine category currently consists of three main collections, BEARSTONES, FOLKSTONES and DOLLSTONES, and two sub-collections, SHOEBOX BEARS-TM- and WEE FOLKSTONES. Together, these categories include over 380 styles of finely detailed, hand-painted miniature cast resin bears, other animals and people.

    Boyds introduced the BEARSTONES in 1993 with ten different styles. Since its introduction, Boyds has expanded the offerings to include additional figurines, resin jewelry, ornaments, waterballs, SHOEBOX BEARS-TM-, votive holders, ceramics, picture frames, wooden clocks, ceramic cookie jars and mugs.

    The FOLKSTONES line of products, introduced in 1994, includes non-traditional, whimsical figurines of traditional folk art themes, other figurines, jewelry, ornaments, waterballs, WEE FOLKSTONES and votive holders.

    The DOLLSTONES line of products, introduced in 1995, is based on nostalgic themes and includes figurines of children depicted with animals, waterballs, votive holders and musicals. In the fall of 1997, Boyds introduced limited edition porcelain dolls within the DOLLSTONES product category, which Boyds continues to expand.

    Pieces in the resin figurine category are generally priced between $9 and $60 at retail. Each figurine is inscribed with Boyds' distinctive symbol of authenticity, a hidden bear paw, and a bottom stamp indicating the name, edition and piece number. Many figurines contain famous quotes which help the customers identify with the piece. The items are packaged individually with a certificate of authenticity describing the product.

PLUSH ANIMALS

    Boyds began selling its plush animals in 1982 and its plush animal category consists of both dressed and non-dressed animals, most of which are fully jointed with sewn-in joints for arms, legs and heads. Today the plush animal category has grown to encompass over 410 different items ranging from 2 1/2" miniatures to 21" large animals.

    Boyds' non-dressed plush animal lines include the BEARS IN THE ATTIC, the ARTISAN SERIES-TM-, THE MOHAIR BEARS, T. F. WUZZIES, J.B. BEAN & ASSOCIATES, the ARCHIVE COLLECTION and ANGELS AND FRIENDS-TM- ornaments. The largest revenue-generating line in this plush category is Boyds' J.B. BEAN & ASSOCIATES, featuring fully-jointed bears, hares, moose, lambs and other animals.

    Introduced in 1992, the popularity of Boyds' T.J.'S BEST DRESSED line, characterized by fully jointed bears, cats, moose and other animals dressed in stylish, hand-sewn outfits, has helped create additional brand awareness for Boyds.

    Retail prices for the plush animals generally range from $4 to $95. Animals in the plush animal category are made of various materials with outer coverings ranging from acrylic plush to custom-dyed chenille and wool and interiors filled with plastic pellets for the beanbag animals and 100% acrylic fiberfill for the other animals.

OTHER PRODUCTS

    In addition to Boyds resin figurine and plush animal lines, Boyds sells over 150 additional items which generally generate margins comparable to its resin figurine and plush animal lines. The majority of the revenues generated by these products are from the sale of Boyds' BEAR NECESSITIES line that includes miniature furniture, wooden accessories, glasses, cast iron products and resin accessories. Various printed and promotional materials are sold to support Boyds product lines. Boyds also sells products to its collectors club members (FRIENDS OF BOYDS).

NEW PRODUCT INTRODUCTIONS

    Boyds continually evaluates new product ideas and regularly introduces new product lines that maintain Boyds' whimsical and "Folksy with Attitude" themes. For fiscal 1999, Boyds concentrated on further expanding its core resin figurine and plush animal product lines and expanding the porcelain dolls. Boyds also introduced the following new lines:

    - UPTOWN BEARS, upscale dressed bears

    - PURRSTONES, a new line of resin figurines

    - BABYBOYDS, plush animals targeted for the children's market

PRODUCT DESIGN AND DEVELOPMENT

    Boyds' in-house creative design team consists of nine full-time, design professionals and senior management. Once a design has been created, Boyds, together with its buying agencies, works with outside artists and sculptors, primarily in the People's Republic of China, who are responsible for creating a prototype and refining the product's appearance for review by Boyds. Boyds also works with its buying agencies and manufacturers in order to ensure the product can be produced at an acceptable cost per unit, without compromising quality, given a certain level of production.

BOYDS INTELLECTUAL PROPERTY

    TRADEMARKS. Boyds has obtained 16 U.S. trademark registrations for trademarks and logos related to its resin figurines and plush animals. These registrations allow Boyds to use on an exclusive basis these trademarks and logos in the United States in connection with its products. If Boyds continues to use such trademarks and logos and makes timely filings with, and pays all required fees to, the U.S. Patent and Trademark Office, its trademark registrations can exist in perpetuity. Boyds also has common-law trademark rights to the extent it uses unregistered names and logos on its various products. The strength and scope of these rights is determined by the geographic extent and duration of their use. Additionally, to the extent that the packaging and overall visual impact of Boyds' products is inherently distinctive or has acquired distinctiveness through sales in the marketplace, Boyds has proprietary rights in such "trade dress" of its products.

    COPYRIGHTS. Boyds has secured more than 300 copyright registrations for its products with the U.S. Copyright Office. Boyds may enforce these rights in U.S. courts with regard to infringements occurring in the United States and also, to varying extents, in foreign jurisdictions with regard to infringements occurring outside the United States. In addition, Boyds has copyrights in the original expression contained in other products that it has created, whether or not those copyrights have been registered. In all events, Boyds' copyright in its products is limited in scope to the original, creative expression embodied in them and does not extend to elements drawn from public sources or to functional elements. For all products created by or on behalf of Boyds since its founding date, the U.S. copyright currently runs for a term of 95 years from the date of their creation.

    Notwithstanding Boyds' proprietary rights in its intellectual property, Boyds remains subject to both infringement of its intellectual property and claims of infringement by other parties. However, Boyds protects its intellectual property rights, both through policing any potential infringement by third parties and registering such rights, when appropriate, with applicable government authorities.

SOURCING OF BOYDS PRODUCTS

    Boyds coordinates its production and cooperative development efforts primarily through two buying agencies with whom it has established long-term business relationships. These buying agencies perform a number of functions for Boyds, including collaborating in its product design and development process, identifying suitable manufacturers for its products and supervising its manufacturers to assure the proper quality and timing of Boyds' orders.

    Boyds does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily The People's Republic of China. Boyds' ability to import products and thereby satisfy customer orders is affected by the availability of, and demand for, quality production capacity abroad. Boyds competes with other importers of collectibles for the limited number of foreign manufacturing sources which can produce detailed, high-quality products at affordable prices. Boyds is subject to the following risks inherent in foreign manufacturing: the laws and policies of the United States affecting the importation of goods (including duties, quotas and taxes); restrictive actions by foreign governments; fluctuations in currency exchange rates; nationalizations; and foreign trade and tax laws.

    Substantially all of Boyds' products are subject to customs duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on Boyds' products. The United States and the countries in which Boyds' products are manufactured may, from time to time, impose new quotas, duties, tariffs or other charges or restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could adversely affect Boyds' financial condition or results of operations or its ability to continue to import products at current or increased levels. Boyds cannot predict what regulatory changes may occur or the type or amount of any possible financial impact on Boyds in the future.

    Although Boyds believes that the loss of either of its two primary buying agencies would have a short-term material adverse effect on its financial condition and results of operations, it believes that alternative buying agencies would be available in the long-term and such alternative buying agencies would be able to work directly with Boyds' manufacturers.

    Boyds domestic products are shipped by ocean freight to the United States and then by truck to Boyds' 209,000 square-foot distribution center in McSherrystown, Pennsylvania. Boyds ships the majority of its products to its nationwide retailer network via United Parcel Service.

BOYDS DISTRIBUTION NETWORK AND CUSTOMERS

    Boyds' has a large national distribution network, which includes approximately 19,000 independent retail gift and collectibles accounts, high-end department stores and selected catalogue retailers, representing approximately 25,000 individual retail outlets. Boyds' resin figurine product line is sold through a network of authorized dealers consisting of approximately 8,000 accounts, selected primarily from Boyds' plush-only dealers. The top ten accounts comprised approximately 15% of net product sales during fiscal 1999.

    To build dealer trust and loyalty and minimize dealer turnover, Boyds does not sell to mass merchandisers or discount chains other than an occasional disposal of obsolescent merchandise, which Boyds estimates to be less than 1% of net sales.

    Boyds believes it has very low annual customer account turnover among its resin dealers and normal turnover for its other dealers. Turnover among non-resin dealers occurs primarily in small accounts, which become inactive due to ownership changes, poor credit or lack of commitment to Boyds' products. Accounts which became inactive in fiscal 1999 represented approximately 4% of Boyds' fiscal 1998 net sales. Boyds generally does not offer dating terms or volume discounts.

SALES & MARKETING OF BOYDS' PRODUCTS

    Boyds sends catalogues and promotional mailings to all retailers twice a year for its spring and fall product offerings. Boyds generates its order volume through its team of telemarketers and internal sales personnel, catalogue mailings to its retailers and from trade show sales. Boyds leases showroom space in Atlanta, Chicago, Dallas, Denver, Los Angeles and New York. Approximately 40% of orders are taken between November and April, while approximately 60% of orders are placed between May and October in anticipation of the holiday season.

    Each major segment of Boyds' account base, including resin figurine dealers, department stores, catalogue retailers and general accounts, is managed by a different group of sales professionals. Boyds' showrooms are staffed with full-time employees.

    All Boyds sales personnel are paid an annual base salary and a performance-based bonus.

COMPETITION WITH PRODUCERS OF COLLECTIBLE, GIFTWARE AND HOME DECORATIVE PRODUCTS

    Boyds competes generally for the disposable income of consumers and, in particular, with other producers of fine quality collectibles, specialty giftware and home decorative accessory products. The collectibles area, in particular, is affected by changing consumer tastes and interests. The giftware and collectibles industries are highly competitive, with a large number of both large and small participants. Boyds' competitors distribute their products through independent gift retailers, department stores, mass merchandisers and catalogue retailers or through direct response marketing. Boyds believes the principal elements of competition in the giftware and collectibles industries are product design and quality, product and brand name loyalty, product display and price. Boyds believes its competitive position is enhanced by a variety of factors, including the innovativeness, quality and enduring themes of Boyds' products, its reputation among retailers and consumers, its in-house design expertise, its sourcing and marketing capabilities and the pricing of its products. Some of Boyds competitors, however, are part of large, diversified companies having greater financial resources and a wider range of products than Boyds. In addition, this industry is subject to intense competition from small and large companies, each having the ability to create unique, appealing products at relatively low entry cost.

CURRENT EMPLOYEES AND HIRING PROGRAM

    Boyds currently employs a total of 271 full time individuals, 244 of whom are located in McSherrystown, Pennsylvania. All of these employees are non-union. Boyds also uses contract labor to work at the various trade shows around the nation.

    To better manage the anticipated growth in Boyds' product lines, Boyds embarked on a hiring program in fiscal 1999 to supplement its existing staff with individuals having specialized design, marketing and operational skills.

ITEM 2. PROPERTIES

SHOWROOMS, WAREHOUSING, DISTRIBUTION AND FACILITIES

    Boyds leases approximately 209,000 square feet of distribution and warehouse space in McSherrystown, Pennsylvania. Boyds' existing distribution center includes two loading docks, two automated conveyor systems and 180,000 square feet of storage area. Boyds' lease expires in 2009. Boyds completed the building of an additional 54,000 square feet of warehouse space during fiscal 1999. Attached to the warehouse area is Boyds' 24,000 square-foot corporate headquarters which is subject to the same lease provisions. Boyds also leases office space for its H.C. Accents business in Illinois and showroom space in Atlanta, Chicago, Dallas, Denver, Los Angeles and New York. Management anticipates that its current facilities should be adequate for Boyds' planned growth needs for the next several years, and vacant land is available on-site for additional expansion should it be necessary.

DEVELOPMENT AND UPGRADES OF BOYDS' MANAGEMENT INFORMATION SYSTEMS

    Boyds' management information systems have been developed through the modification of off-the-shelf software programs to serve Boyds' current needs. Boyds has recently upgraded its computer systems to aid in the management of Boyds' automated warehouse system. Future upgrades will include a system to assist the telemarketers with their accounts, enhancement of the website to permit business to business transactions and other improvements. Boyds believes that its internal information systems are Year 2000 compliant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance".

WEBSITE

    Boyds launched its official company website on November 15, 1999 at WWW.BOYDSCOLLECTIBLES.COM. In mid-December the site was expanded to provide pages addressing the specific needs of Boyds' 135,000 member collectors club, "The Loyal Order of the Friends of Boyds", and permit interested collectors to sign-up for club membership online. By mid-2000 the site will be further expanded to permit Boyds' dealers to place their orders, review order status, check their accounts, etc. via a "business-to-business" link.

ITEM 3. LEGAL PROCEEDINGS

    On March 28, 2000 Boyds settled an outstanding lawsuit related to a claim for royalties. In complete and final resolution of the suit, Boyds has agreed to a settlement of the claim resulting in a $3.1 million after tax charge.

    In addition, Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of Boyds' management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position or results of operations of Boyds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since Boyds' initial public offering of 16,000,000 shares of its Common Stock on March 4, 1999, Boyds' Common Stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "FOB". To date, the NYSE has been the principal market for the exchange of the freely tradable shares of Boyds' Common Stock. Between March 5, 1999 and December 31, 1999, the high and low sales prices for a share of Boyds' Common Stock on the NYSE were, as follows:

QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
March 31, 1999..............................................  $18.6250   $16.0000
June 30, 1999...............................................  $18.6875   $11.6875
September 30, 1999..........................................  $17.5000   $12.0000
December 31, 1999...........................................  $14.0625   $ 6.5000

    Boyds has not paid cash dividends for the two most recent fiscal years and anticipates that it will continue to retain its earnings to finance the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of March 10, 2000, the approximate number of stockholders of record of Boyds' common stock was 59,172,040.

ITEM 6. SELECTED FINANCIAL DATA

                          FIVE YEAR FINANCIAL SUMMARY

                                                                  YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------
                                                     1995       1996       1997       1998        1999
                                                   --------   --------   --------   ---------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS
Net sales........................................  $70,147    $98,365    $129,841   $ 197,806   $210,205
Gross profit.....................................   45,926     65,343      86,563     133,954    137,876
Selling, general and administrative expenses.....    4,332      6,314       8,528      14,446     16,506
                                                   -------    -------    --------   ---------   --------
Income from operations...........................   41,625     59,416      79,206     120,788    117,877
Interest expense.................................       89        187         242      29,618     23,877
                                                   -------    -------    --------   ---------   --------
Income before extraordinary items................   42,114     60,097      79,130      66,278     60,110
Extraordinary items..............................       --         --          --          --      7,008
                                                   -------    -------    --------   ---------   --------
Net income.......................................   42,114     60,097      79,130      66,278     53,102
                                                   =======    =======    ========   =========   ========
Pro forma provision for income taxes.............   17,455     25,045      33,152      34,732     34,280
                                                   =======    =======    ========   =========   ========
Pro forma net income (1).........................   24,659     35,052      45,978      53,553     53,102
                                                   =======    =======    ========   =========   ========
COMMON STOCK DATA
Pro forma net income per share:
  - Basic........................................  $  0.16    $  0.22    $   0.29   $    0.64   $   0.89
  - Diluted......................................  $  0.16    $  0.22    $   0.29   $    0.63   $   0.89
Book value per share.............................  $  0.01    $  0.01    $   0.03   $   (1.89)  $   0.32
Weighted average shares and equivalents
  outstanding
  - Basic........................................  157,672    157,672     157,672      84,142     59,495
  - Diluted......................................  157,672    157,672     157,672      84,485     59,797
Pro Forma Data, as adjusted for the
  recapitalization and the initial public
  offering (2):
  Net income before extraordinary item...........                                   $  55,060   $ 62,259
  Interest expense...............................                                      26,740     20,598
  Basic earnings per common share................                                   $     .90   $   1.02
  Diluted earnings per common share..............                                         .89       1.01
FINANCIAL POSITION
Cash and cash equivalents........................    4,279      6,083      11,210      11,606     11,501
Working capital..................................   17,663     19,333      34,608      33,868     38,369
Total assets.....................................   19,943     22,582      38,936     298,410    282,185
Total debt.......................................   17,700     19,300      30,000     443,000    251,000
Total stockholders' equity (deficit).............      915      1,191       5,272    (158,766)    19,362
OTHER DATA
Gross profit margin..............................     65.5%      66.4%       66.7%       67.7%      65.6%
Operating income margin..........................     59.3%      60.4%       61.0%       61.1%      56.1%
Depreciation and amortization....................  $   131    $   221    $    254   $   2,260   $  6,303
Capital expenditures.............................      545        269         367       1,247      2,763

--------------------------

(1) Prior to the recapitalization on April 21, 1998, Boyds operated as an S Corporation for federal and state income tax purposes. As a result, Boyds' taxable earnings were taxed directly to its then-existing stockholders. After the recapitalization, Boyds became subject to federal and state income taxes. The pro forma provision for income taxes, pro forma net income and pro forma net income per share assume that Boyds was subject to federal and state income taxes and was taxed as a C Corporation at the effective tax rates that would have applied for all periods.

(2) Pro forma data, as adjusted for the recapitalization and the initial public offering for 1998 gives effect to the initial public offering and the recapitalization and related transactions as if such transactions were consummated on January 1, 1998 and for 1999 gives effect to the initial public offering as if it were consummated on January 1, 1999. Pro forma basic and diluted earnings per common share, as adjusted for the recapitalization and the offering is calculated based on weighted average basic and diluted shares outstanding of 61,375 and 61,718, respectively, as of December 31, 1998 and 61,092 and 61,394, respectively, as of December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Boyds has grown significantly to become a leading domestic designer, importer and distributor of branded, high-quality, hand-crafted collectibles and other specialty giftware products. Boyds sells its products through an extensive network of approximately 19,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels.

    Boyds' products include resin figurines, including porcelain dolls, plush animals and other. The following table sets forth Boyds' resin figurine, plush animal and other sales and their percentage of Boyds' net sales:

                                           YEAR ENDED                       YEAR ENDED
                                          DECEMBER 31,                     DECEMBER 31,
                                 ------------------------------   ------------------------------
                                   1997       1998       1999       1997       1998       1999
                                 --------   --------   --------   --------   --------   --------
                                     (DOLLARS IN MILLIONS)            (PERCENT OF NET SALES)
Resin figurines................   $ 58.2     $ 84.5     $ 79.2      44.8%      42.7%      37.7%
Plush animals..................     61.6       98.3      111.1      47.5%      49.7%      52.9%
Other..........................     10.0       15.0       19.9       7.7%       7.6%       9.4%
                                  ------     ------     ------     -----      -----      -----
      Net sales................   $129.8     $197.8     $210.2     100.0%     100.0%     100.0%
                                  ======     ======     ======     =====      =====      =====

    Growth in resin figurines through fiscal 1998 was primarily driven by the substantial growth of Boyds' three major resin figurine product lines, BEARSTONES, FOLKSTONES and DOLLSTONES. In late 1993, Boyds introduced its BEARSTONES product line, which was an immediate success. In early 1994, Boyds introduced another resin figurine line known as FOLKSTONES, followed by DOLLSTONES in late 1995. Boyds also established a network of dealers in 1994, selected primarily from Boyds' plush-only dealers, that were authorized to carry Boyds' resin figurine product lines. These dealers have grown in number to 8,000 accounts and accounted for approximately 69% of Boyds' net sales in fiscal 1999. Boyds currently has a waiting list of over 8,600 retailers that have expressed interest in becoming resin figurine dealers.

    Growth in plush animals for the period from fiscal 1995 through fiscal 1999 has been largely attributable to the growth of Boyds' line of dressed animals in the T. J'S. BEST DRESSED collection, introduced in 1992, and in other custom-designed plush animals. Boyds began selling non-dressed plush animals in 1982 and has since introduced product collections which currently include BEARS IN THE ATTIC-TM-, J. B. BEAN & ASSOCIATES, the ARCHIVE COLLECTION-TM- and MOHAIR BEARS.

    Boyds' resin figurine and plush animal sales accounted for 90.6% of the full year 1999 net sales, with other product sales comprising the remainder. Included in resin figurine, plush animal and related sales are collectors club sales which are generated from annual dues collected directly from consumers who become members of Boyds' collectors club, THE LOYAL ORDER OF FRIENDS OF BOYDS, which began in July 1996 and currently has approximately 135,000 paying members.

    Selling, general and administrative expenses are comprised of overhead, selling and marketing costs, administration and professional fees. For fiscal 1999, Boyds' SG&A expenses were $16.5 million, representing 7.9% of net sales. Unlike many of its competitors, Boyds does not utilize a network of internal or independent commissioned sales personnel, but relies instead on an in-house team of non-commissioned telemarketing and sales professionals. In addition, Boyds exhibits its products at many national and regional tradeshows where orders are taken by Boyds' employees and part-time help. Boyds operates almost exclusively out of a leased office/distribution facility in McSherrystown, Pennsylvania where it believes both labor and rental costs are attractive.

    Boyds licenses its product designs to other companies for products including stationery, greeting cards and home textiles. Boyds believes such licensing, in addition to providing royalty income, helps to increase consumer awareness of Boyds' designs and brand image. Boyds reports royalty income as other operating income.

    Boyds has substantial operating income margins and has experienced significant growth in income from operations. Its income from operations has increased from $41.6 million in fiscal 1995 to $117.9 million for fiscal 1999. Historically, Boyds has funded its cash needs from operations and has not found it necessary to make substantial capital investments.

RESULTS OF OPERATIONS

    The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            1997       1998       1999
                                                          --------   --------   --------
Net sales...............................................   100.0%     100.0%     100.0%
Gross profit............................................    66.7%      67.7%      65.6%
Selling, general and administrative expenses............     6.6%       7.3%       7.9%
Legal settlement........................................     0.0%       0.0%       2.1%
Other operating income, net.............................     0.9%       0.7%       0.5%
  Income from operations................................    61.0%      61.1%      56.1%
Other income, net.......................................     0.1%       0.1%       0.2%
Expenses related to the recapitalization................     0.0%       1.6%       0.0%
Interest expense........................................     0.2%      15.0%      11.4%
Provision for income taxes..............................     0.0%      11.1%      16.3%
  Income before extraordinary items.....................    60.9%      33.5%      28.6%
Extraordinary items (net of $3,942 tax benefits)........     0.0%       0.0%       3.3%
                                                           -----      -----      -----
  Net income............................................    60.9%      33.5%      25.3%
                                                           =====      =====      =====

    The following pro forma information for 1999 gives effect to Boyds
March 10, 1999 initial public offering as if it were consummated on January 1, 1999, and for 1998 gives effect to the initial public offering and the recapitalization and related transactions that occurred on April 21, 1998 as if such transactions were consummated on January 1, 1998. The pro forma information excludes the effects of the extraordinary items related to the redemption premium on the bonds redeemed in connection with the initial public offering and the write off of deferred debt issuance costs:

                                                           TWELVE MONTHS ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                            1998        1999
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Historical Income from Operations.......................  $120,788    $117,877
Expenses Related to the Recapitalization................     3,248          --
Pro Forma Interest Expense..............................    26,740      20,598
                                                          --------    --------
Pro Forma Income Before Income Taxes and Extraordinary
  Items.................................................    90,800      97,279
                                                          --------    --------
Pro Forma Provision for Income Taxes....................    35,740      35,020
                                                          --------    --------
Pro Forma Income Before Extraordinary Items.............  $ 55,060    $ 62,259
                                                          ========    ========
Pro Forma Basic Earnings Per Share, before Extraordinary
  Items.................................................  $   0.90    $   1.02
Weighted Average Basic Shares Outstanding...............    61,375      61,092
Pro Forma Diluted Earnings Per Share, before
  Extraordinary Items...................................  $   0.89    $   1.01
Weighted Average Diluted Shares Outstanding.............    61,718      61,394

FISCAL YEAR ENDED DECEMBER 31, 1999 VS. FISCAL YEAR ENDED DECEMBER 31, 1998

    NET SALES--Net sales increased $12.4 million, or 6.3%, to $210.2 million in the full year 1999 from $197.8 million for the full year 1998. Sales of Boyds' plush products increased $12.8 million, or 13.0%, compared to the full year 1998; while sales of the resin products decreased $5.3 million, or 6.3%, compared to the full year 1998. Sales of plush products represented 52.9% of the Company's net sales of $210.2 million for the full year 1999, while sales of resin products represented 37.7%. Continuing softness in order volume and sales of our resin products impacted the year.

    GROSS PROFIT--Gross profit increased $3.9 million, or 2.9%, to $137.9 million in the full year 1999 from $134.0 million for the full year 1998. Gross profit as a percent of sales decreased to 65.6% for the year from 67.7% for 1998. The dollar increase in gross profit was primarily attributable to the increase in sales volume. The decrease in gross profit as a percent of sales was primarily attributable to increased freight costs, and warehousing costs arising from higher inventory levels needed to satisfy customer demand.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--SG&A expenses increased
$2.1 million, or 14.4%, to $16.5 million in the full year 1999 from $14.4 million for the full year 1998. SG&A expenses as a percent of sales increased to 7.9% for the year from 7.3% for the same period in 1998. The increase in dollars and percent of sales for the full year was primarily due to increased wages incurred in adding additional personnel.

    LEGAL SETTLEMENT--On March 28, 2000, Boyds settled an outstanding lawsuit related to a claim for royalties. In complete and final resolution of the suit, Boyds has agreed to a settlement of the claim, resulting in a $3.1 million after tax charge.

    INCOME FROM OPERATIONS--Income from operations decreased $2.9 million, or 2.4%, to $117.9 million in the full year 1999 from $120.8 million for the full year 1998. The operating income margin decreased to 56.1% for the year from 61.1% for the same period in 1998. The dollar decrease in income from operations was primarily attributable to the legal settlement reserve, which was partially offset by the increase in net sales for the period. The decrease in operating income margin was due to a decrease in gross profit margin, an increase in SG&A expenses as a percent of sales for the period and the legal settlement reserve.

    EXPENSES RELATED TO THE RECAPITALIZATION--Transaction costs of $3.2 million for the full year 1998 were related to non-recurring bonuses paid to key employees in connection with the recapitalization.

    TOTAL INTEREST EXPENSE--Total interest expense decreased $5.7 million, or 19.4%, to $23.9 million for the full year 1999 from $29.6 million for the full year 1998. Total interest expense as a percent of sales decreased to 11.4% for the period from 15.0% for the same period in 1998. The decrease in total interest expense in both dollars and as a percent of sales was due to the application of the funds received from the initial public offering in March 1999, which reduced the debt, further debt reduction through the application of excess cash and reduction of interest rates due to the deleveraging of Boyds.

    INCOME TAXES--Income taxes increased $12.3 million, or 55.8%, to $34.3 million for the full year 1999 from $22.0 million for the full year 1998. This increase was due to the change in Boyds' tax status from an S Corporation to a C Corporation in April 1998, partially offset by the decrease in taxable income.

    EXTRAORDINARY ITEMS--Extraordinary item of $3.8 million, net of tax, for the redemption premium on bonds related to the early retirement of $66.0 million of senior subordinated notes and of $3.2 million, net of tax, for the amortization of deferred debt issuance costs related to the early paydown of $126.0 million of other long term debt. The senior subordinated note repayment and $82.5 million of the other long term debt repayment resulted from the use of the proceeds of the initial public offering, which occurred in March 1999. The remaining $43.5 million for the early paydown of the other long term debt came from operating cash flow.

    NET INCOME--Net income decreased $13.2 million, or 19.9%, to $53.1 million for the full year 1999 from $66.3 million for the full year 1998. The net income margin decreased to 25.3% for the full year 1999 from 33.5% for the full year 1998. The decrease in net income and net income margin was primarily due to the legal settlement provision, and the increase in income taxes and extraordinary items as discussed above.

    PRO FORMA INTEREST EXPENSE--Pro forma interest expense for 1999 was calculated assuming the initial public offering occurred on January 1, 1999, and for 1998 assuming the recapitalization and the initial public offering occurred on January 1, 1998. Pro forma interest expense decreased $6.1 million, or 23.0%, for the full year 1999 to $20.6 million from $26.7 million for the full year 1998. Pro forma interest expense as a percent of sales decreased to 9.8% for the full year 1999 from 13.5% for the full year 1998. The decrease in pro forma interest in both dollars and as a percent of sales was due to the reduction of debt from excess cash and reduction of interest rates due to the deleveraging of Boyds.

    PRO FORMA INCOME TAXES--Due to a change in the company's state tax status the overall tax rate fell from 40.0% in 1998 to 36% in 1999.

    PRO FORMA NET INCOME BEFORE EXTRAORDINARY ITEMS--Pro forma net income before extraordinary items increased $7.2 million, or 13.1%, to $62.3 million in the full year 1999 from $55.1 million for the full year 1998. The pro forma net income before extraordinary items margin increased to 29.6% for the year from 27.8% for the full year 1998. The increase in pro forma net income before extraordinary items in both dollars and as a percent of sales was primarily attributable to the increase in net sales and the decrease in pro forma interest expense, partially offset by the legal settlement reserve.

FISCAL YEAR ENDED DECEMBER 31, 1998 VS. FISCAL YEAR ENDED DECEMBER 31, 1997

    NET SALES--Net sales increased 52.4% to $197.8 million in fiscal 1998 from $129.8 million in fiscal 1997. Net sales of resin figurines were $84.5 million in fiscal 1998, an increase of 45.2% as compared to resin figurine net sales of $58.2 million in fiscal 1997. The increase in net sales of resin figurines was primarily attributable to increased sales of BEARSTONES, FOLKSTONES and Porcelain Dolls, which resulted from strong consumer and retailer demand, and the introduction of CARVERS CHOICE. Net sales of plush animals were $98.3 million in fiscal 1998, an increase of 59.6% as compared to plush animal net sales of $61.6 million in fiscal 1997. The increase in net sales of plush animals was primarily attributable to increased sales of T. J'S. BEST DRESSED, along with sales of T. F. WUZZIES mini-bears and MOHAIR BEARS, which were introduced in the fall of 1997.

    GROSS PROFIT--Gross profit increased 54.7% to $134 million in fiscal 1998 from $86.6 million in fiscal 1997. Gross profit as a percent of sales increased to 67.7% for fiscal 1998 from 66.7% for fiscal 1997. The increase in gross profit was primarily attributable to the increase in sales for both the plush animal and resin figurine categories for fiscal 1998 as compared to fiscal 1997.

    SG&A--SG&A expenses increased 69.4% to $14.4 million in fiscal 1998 from $8.5 million in fiscal 1997. SG&A expenses as a percent of net sales increased to 7.3% in fiscal 1998 from 6.6% in fiscal 1997. The increase in SG&A expenses was primarily attributable to increased administrative costs due to Boyds' net sales increase during the periods. The increase in SG&A expenses as a percent of net sales was attributable to increased wages of $750,000 incurred due to an increased provision for Boyds' employee incentive program and an increase in professional fees of $1.5 million.

    INCOME FROM OPERATIONS--Income from operations increased 52.5% to $120.8 million in fiscal 1998 from $79.2 million in fiscal 1997. The operating income margin increased to 61.1% in fiscal 1998 from 61.0% in fiscal 1997. The increase in operating income margin was due to an increase in net sales for the period. The increase in income from operations was primarily attributable to the increase in net sales for the period.

    INTEREST EXPENSE--Interest expense increased to $29.6 million in fiscal 1998 from $0.2 million in fiscal 1997. The increase in interest expense was due to indebtedness incurred in connection with the recapitalization.

    EXPENSES RELATED TO THE RECAPITALIZATION--Transaction costs for fiscal 1998 were $3.2 million, representing 1.6% of net sales. Transaction costs consisted of non-recurring bonuses paid to key employees in connection with the recapitalization.

    NET INCOME--Net income decreased 16.2% to $66.3 million in fiscal 1998 from $79.1 million in fiscal 1997. The decrease in net income was attributable to $54.6 million of additional costs in 1998 that did not occur in 1997, including:

    - interest expense of $29.4 million

    - income tax expense of $22.0 million due to Boyds becoming a tax paying entity

    - expenses related to the recapitalization of $3.2 million

The net income margin decreased to 33.5% in fiscal 1998 from 60.9% in fiscal 1997. The decrease in net income margin was attributable to the tax and interest expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, Boyds utilized its operating cash flow to support working capital and ongoing capital expenditures. Cash flow from operations decreased $13.0 million, or 15.7%, to $69.6 million for the full year 1999 from $82.6 million for the full year 1998. The cash flow decrease was primarily attributable to the decreases in net income, accrued taxes and interest payable, partially offset by increases in the amortization of the deferred tax asset, the amortization of deferred debt issuance costs, a decrease in accounts receivable--net and an increase in accrued expenses. Net cash used in financing activities decreased $10.5 million, or 13.6%, to $67.0 million for the full year 1999, from $77.5 million for the full year 1998. The funds, realized primarily from the sale of Boyds' stock and from operations, were used to repay outstanding debt, the fees and expenses related to the stock sale, and for the repurchase of company stock.

    Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt.

    In connection with the recapitalization discussed in Note 1 to the Consolidated Financial Statements, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan and a senior secured revolving credit facility providing for borrowings up to $40.0 million. On
April 12, 1999, Boyds repaid $66.0 million of the notes, leaving a balance outstanding of $99.0 million. Boyds has repaid $173.0 million of the term loans under the credit agreement through December 31, 1999, leaving a balance outstanding of $152.0 million. Boyds currently has no borrowings under the revolving credit facility. Thus, the full amount available under the revolving credit facility will be available to fund the working capital requirements of Boyds.

    On May 28, 1999, Boyds' Board of Directors approved the repurchase of up to 3 million shares of Boyds' common stock. As of December 31, 1999, Boyds had repurchased 2,954,200 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $29.9 million. These repurchases were financed out of operating cash flow and approximately
$4.0 million of borrowings under the revolving credit facility which were subsequently repaid. Any future repurchases under this program are expected to be financed similarly.

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

SEASONALITY

    Boyds does not have the significant seasonal variation in its orders that it believes is experienced by many other giftware and collectibles companies. Boyds receives orders throughout the year and generally ships merchandise out on a first-in, first-out basis. Approximately 40% of orders are taken between November and April while approximately 60% of orders are placed between May and October in anticipation of the holiday season. Boyds does not build a large receivables balance relative to sales because it typically does not offer its customers long payment terms or dating programs.

FOREIGN EXCHANGE

    The dollar value of Boyds' assets abroad is not significant. Boyds' sales are primarily denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

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

YEAR 2000 COMPLIANCE

    Some of Boyds' older computer programs for internal business systems were written using two digits rather than four to define the applicable year. As a result, those computer programs had time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This would have caused a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

    Prior to the end of 1999, Boyds completed the testing and replacement of its systems so they would function properly with respect to dates in the Year 2000 and thereafter. The total costs for the incremental work required were not significant, as all upgrades and system replacements were part of previously planned software and hardware upgrades.

    At the time of the filing of this Form 10-K, Boyds has not experienced any material problems with any of its systems related to dates in the year 2000 and beyond. Boyds has a project team that will continue to monitor all systems for potential Year 2000 related issues.

INFLATION

    Boyds does not believe that inflation has had a material impact on its operations.

FORWARD LOOKING STATEMENTS

    Certain statements made in this Management's Discussion and Analysis of the Condensed Consolidated Financial Statements and in the Notes to Condensed Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such Forward-looking terminology, includes but is not limited to words such as "may," " intend," "will," "expect," "anticipate," "plan," "Boyds believes," "management believes," "estimate," "continue," or "position" or the negative thereof or other variations thereon or comparable terminology. In particular, any statements, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward looking statements.

    Although Boyds believes that the assumptions on which forward-looking statements contained herein are reasonable, any of those assumptions could be incorrect and the inclusion of a forward-looking statement herein should not be regarded as a representation by Boyds that its plans and objectives will be achieved. Therefore, Boyds cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements listed under heading "(a) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................      16

Consolidated Balance Sheets.................................      17

Consolidated Statements of Income...........................      18

Consolidated Statements of Stockholders' Equity.............      19

Consolidated Statements of Cash Flows.......................      20

Notes to Consolidated Financial Statements..................      21

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Boyds Collection, Ltd. and subsidiaries
McSherrystown, Pennsylvania

    We have audited the accompanying consolidated balance sheets of the Boyds Collection, Ltd. and subsidiaries ("Boyds") as of December 31, 1998 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Boyds' management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Boyds at December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

New York, New York
February 4, 2000 (except for Note 16,
  as to which the date is March 28, 2000)

ITEM 8. FINANCIAL STATEMENTS

                           THE BOYDS COLLECTION, LTD.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  11,606      $  11,501
  Accounts receivable, less allowance for doubtful accounts
    of $180 and $459 in 1998 and 1999, respectively.........       24,355         23,036
  Inventory--primarily finished goods, less allowance for
    obsolete inventory of $0 and $625 in 1998 and 1999,
    respectively............................................        8,440         12,392
  Inventory in transit......................................        3,116          1,950
  Other current assets......................................          527          1,313
                                                                ---------      ---------
    Total current assets....................................       48,044         50,192
PROPERTY AND EQUIPMENT:
  Property and equipment....................................        2,662          5,425
  Less--accumulated depreciation............................       (1,143)        (1,811)
                                                                ---------      ---------
    Total property and equipment............................        1,519          3,614
OTHER ASSETS:
  Deferred debt issuance costs..............................       12,019          6,384
  Deferred tax asset........................................      234,403        219,595
  Other assets..............................................        2,425          2,400
                                                                ---------      ---------
    Total other assets......................................      248,847        228,379
                                                                ---------      ---------
TOTAL ASSETS................................................    $ 298,410      $ 282,185
                                                                =========      =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................    $   1,513      $   1,462
  Accrued taxes.............................................        5,364          2,262
  Accrued expenses..........................................        1,767          5,386
  Interest payable..........................................        5,501          2,635
  Deferred income...........................................           31             78
                                                                ---------      ---------
    Total current liabilities...............................       14,176         11,823
LONG-TERM DEBT..............................................      443,000        251,000
COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)
STOCKHOLDERS' EQUITY (DEFICIT):
  Capital stock (52,588 and 59,072 shares issued and
    outstanding at December 31, 1998 and 1999, respectively)
    and paid-in capital in excess of par....................     (193,043)       (68,018)
  Other comprehensive income:
  Cumulative translation adjustments........................           --              1
  Retained earnings.........................................       34,277         87,379
                                                                ---------      ---------
    Total stockholders' equity (deficit)....................     (158,766)        19,362
                                                                ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........    $ 298,410      $ 282,185
                                                                =========      =========

                See notes to consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE)
NET SALES...................................................  $129,841    $197,806    $210,205
COST OF GOODS SOLD..........................................    43,278      63,852      72,329
                                                              --------    --------    --------
  Gross profit..............................................    86,563     133,954     137,876
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................     8,528      14,446      16,506
LEGAL SETTLEMENT............................................        --          --       4,400
OTHER OPERATING INCOME......................................     1,171       1,280         907
                                                              --------    --------    --------
INCOME FROM OPERATIONS......................................    79,206     120,788     117,877
                                                              --------    --------    --------
OTHER INCOME/(EXPENSE):
  Interest and dividend income..............................       414         399         390
  Other income..............................................      (248)        (36)         --
  Expenses related to the recapitalization..................        --      (3,248)         --
                                                              --------    --------    --------
TOTAL OTHER INCOME/(EXPENSE)................................       166      (2,885)        390
                                                              --------    --------    --------
INTEREST EXPENSE:
  Interest expense..........................................       242      27,764      23,092
  Amortization of deferred debt issuance costs..............        --       1,854         785
                                                              --------    --------    --------
TOTAL INTEREST EXPENSE......................................       242      29,618      23,877
                                                              --------    --------    --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY
  ITEMS.....................................................    79,130      88,285      94,390
PROVISION FOR INCOME TAXES..................................        --      22,007      34,280
                                                              --------    --------    --------
INCOME BEFORE EXTRAORDINARY ITEMS...........................    79,130      66,278      60,110
EXTRAORDINARY ITEMS:
  REDEMPTION PREMIUM ON BONDS (NET OF $2,138 TAX BENEFIT)...        --          --       3,802
  WRITE OFF OF DEFERRED DEBT ISSUANCE COSTS (NET OF $1,804
    TAX BENEFIT)............................................        --          --       3,206
                                                              --------    --------    --------
TOTAL EXTRAORDINARY ITEMS...................................        --          --       7,008
                                                              --------    --------    --------
NET INCOME..................................................  $ 79,130    $ 66,278    $ 53,102
                                                              ========    ========    ========
PRO FORMA DATA:

  HISTORICAL INCOME BEFORE EXTRAORDINARY ITEMS..............  $ 79,130    $ 66,278    $ 60,110
  PRO FORMA PROVISION FOR INCOME TAXES......................    33,152      12,725          --
                                                              --------    --------    --------
  PRO FORMA INCOME BEFORE EXTRAORDINARY ITEMS...............    45,978      53,553      60,110
  EXTRAORDINARY ITEMS:
    REDEMPTION PREMIUM ON BONDS (NET OF $2,138 TAX
     BENEFIT)...............................................        --          --       3,802
    WRITE OFF OF DEFERRED DEBT ISSUANCE COSTS (NET OF $1,804
     TAX BENEFIT)...........................................        --          --       3,206
                                                              --------    --------    --------
  TOTAL EXTRAORDINARY ITEMS.................................        --          --       7,008
                                                              --------    --------    --------
  PRO FORMA NET INCOME......................................  $ 45,978    $ 53,553    $ 53,102
                                                              ========    ========    ========
PRO FORMA EARNINGS PER SHARE:
  Basic Earnings Per Share
    Income Before Extraordinary Items.......................  $   0.29    $   0.64    $   1.01
    Extraordinary Items:
    - Redemption Premium on Bonds...........................        --          --       (0.06)
    - Write Off of Deferred Debt Issuance Costs.............        --          --       (0.06)
                                                              --------    --------    --------
    Net Income..............................................  $   0.29    $   0.64    $   0.89
                                                              ========    ========    ========
  Diluted Earnings Per Share
    Income Before Extraordinary Items.......................  $   0.29    $   0.63    $   1.01
    Extraordinary Items:
    - Redemption Premium on Bonds...........................        --          --       (0.06)
    - Write Off of Deferred Debt Issuance Costs.............        --          --       (0.06)
                                                              --------    --------    --------
    Net Income..............................................  $   0.29    $   0.63    $   0.89
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK
                                            AND PAID-IN      ACCUMULATED
                                              CAPITAL           OTHER                       OTHER            TOTAL
                              NUMBER OF      IN EXCESS      COMPREHENSIVE    RETAINED   COMPREHENSIVE    STOCKHOLDERS'
                                SHARES         OF PAR           INCOME       EARNINGS       INCOME          EQUITY
                              ----------   --------------   --------------   --------   --------------   -------------
                                                                   (IN THOUSANDS)
BALANCE, DECEMBER 31,
  1996......................    157,671      $      48          $  --        $ 1,143            --         $   1,191
  Distributions to
    stockholders............         --             --             --        (75,049)           --           (75,049)
  Net income................         --             --             --         79,130       $79,130            79,130
                               --------      ---------          -----        --------      -------         ---------
BALANCE, DECEMBER 31,
  1997......................    157,671             48             --          5,224            --             5,272
  Capital contribution from
    stockholder.............         --          3,500             --             --            --             3,500
  Transfer of related
    earnings to additional
    paid in capital at
    termination of sub-S
    election................         --         37,225             --        (37,225)           --                --
  Recognition of deferred
    tax asset...............         --        245,854             --             --            --           245,854
  Redemption and retirement
    of common stock.........   (106,237)      (484,809)            --             --            --          (484,809)
  Issuance of common stock..      1,154          5,139             --             --            --             5,139
  Net income................         --             --             --         66,278       $66,278            66,278
                               --------      ---------          -----        --------      -------         ---------
BALANCE, DECEMBER 31,
  1998......................     52,588       (193,043)            --         34,277            --          (158,766)
  Sale of common stock (net
    of related fees and
    expenses)...............      9,250        153,941             --             --            --           153,941
  Repurchase of common
    stock...................     (2,954)       (29,944)            --             --            --           (29,944)
  Exercise of stock
    options.................        188            837             --             --            --               837
  Tax benefit from exercise
    of stock options........         --            191             --             --            --               191
  Other comprehensive
    income:
    Foreign currency
      translation...........         --             --              1             --             1                 1
  Net income................         --             --             --         53,102        53,102            53,102
                                                                                           -------
  Comprehensive income......         --             --              1             --       $53,103                --
                               --------      ---------          -----        --------      =======         ---------
BALANCE, DECEMBER 31,
  1999......................     59,072      $ (68,018)         $   1        $87,379                       $  19,362
                               ========      =========          =====        ========                      =========

                See notes to consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                1997       1998       1999
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 79,130   $ 66,278   $  53,102
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................       254        406         668
    Amortization of deferred debt issuance costs............        --      1,854       5,635
    Amortization of deferred tax asset......................        --     11,451      16,392
    Loss on sale of equipment...............................        38         36          --
    Changes in assets and liabilities:
      Accounts receivable--net..............................    (9,030)    (3,869)      1,319
      Inventory.............................................      (162)    (4,008)     (3,952)
      Inventory in transit..................................    (2,195)       322       1,166
      Other current assets..................................       160       (298)       (786)
      Deferred tax assets...................................        --         --      (1,584)
      Other assets..........................................        --         --          25
      Accounts payable......................................       122        702         (51)
      Accrued taxes.........................................       539      3,873      (3,102)
      Accrued expenses......................................       912      1,247       3,619
      Interest payable......................................        --      5,467      (2,866)
      Deferred income.......................................        --       (837)         47
                                                              --------   --------   ---------
        Net cash provided by operating activities...........    69,768     82,624      69,632
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................      (367)    (1,247)     (2,763)
  Dividend distributions from investment in The Boyds
    Collection (Hong Kong) Ltd..............................       320         --          --
  Proceeds from sales of equipment..........................         5         --          --
  Purchase of business--net of cash acquired................        --     (2,200)         --
  Issuance of notes receivable..............................      (250)    (1,296)         --
                                                              --------   --------   ---------
        Net cash used in investing activities...............      (292)    (4,743)     (2,763)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of note payable--stockholders....................    34,000         --          --
  Distributions to stockholders.............................   (75,049)        --          --
  Repayment of note payable--stockholders...................   (23,300)   (30,000)         --
  Issuance of debt..........................................        --    490,000          --
  Repayment of debt.........................................        --    (47,360)   (192,000)
  Recapitalization and stock repurchase (net of related fees
    and expenses)...........................................        --   (484,809)         --
  Sale of common stock (net of related fees and expenses)...        --      5,056     153,941
  Exercise of stock options.................................        --         --         837
  Tax benefit from exercise of stock options................        --         --         191
  Capital contribution......................................        --      3,500          --
  Deferred debt issuance cost...............................        --    (13,872)         --
  Repurchase of common stock................................        --         --     (29,944)
                                                              --------   --------   ---------
        Net cash used in financing activities...............   (64,349)   (77,485)    (66,975)
                                                              --------   --------   ---------
Effect of exchange rate changes on cash.....................        --         --           1
                                                              --------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     5,127        396        (105)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     6,083     11,210      11,606
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 11,210   $ 11,606   $  11,501
                                                              ========   ========   =========

CASH PAID DURING THE YEAR FOR INTEREST......................  $    227   $ 22,208   $  25,746
                                                              ========   ========   =========
CASH PAID DURING THE YEAR FOR INCOME TAXES..................  $     --   $  7,886   $  16,079
                                                              ========   ========   =========

SUPPLEMENTAL NON-CASH ACTIVITIES:
  Pro forma income taxes....................................  $ 33,152   $ 34,732   $      --
  Common stock issued as part of purchase price of business
    acquired................................................        --         83          --
  Forgiveness of notes receivable in exchange for net assets
    acquired................................................        --      1,469          --

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. HISTORY, RECAPITALIZATION AND FINANCING

    The Boyds Collection, Ltd., ("Boyds") is a primary wholesaler and importer of resin figurines and plush animals that are distributed to retail operations primarily throughout the United States. Substantially all of its products are sourced from foreign manufacturers in China through buying agencies.

    On March 5, 1998, Boyds entered into a Recapitalization and Stock Purchase Agreement with Bear Acquisition, Inc. ("Bear"). Bear is a subsidiary of KKR 1996 Fund L.P., a limited partnership formed at the direction of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). In connection with the closing of the Recapitalization on April 21, 1998, Boyds used approximately $490 million of aggregate proceeds from certain financings described below (the "Financing") and approximately $8 million of existing cash balances of Boyds to: (i) redeem (the "Redemption") a portion of Boyds' common stock, par value $0.0001 per share, held by the original stockholders (the "Original Stockholders") for approximately $473 million and (ii) pay transaction fees and expenses of approximately $25 million. In addition, Bear acquired shares of common stock from the Original Stockholders for approximately $184 million (the "Stock Purchase," and together with the Redemption, the "Recapitalization"). Upon completion of the Recapitalization, Bear owned approximately 80% of the common stock and the Original Stockholders retained approximately 20% of the common stock.

    The Financings consisted of: (i) an aggregate of approximately $325 million of bank borrowings by Boyds under senior secured term loans (the "Term Loans") and (ii) $165 million aggregate principal amount of senior subordinated notes (the "Notes"). In addition, Boyds entered into a $40 million senior secured revolving credit facility which is available for Boyds' working capital requirements and to support trade letters of credit (the "Revolver" and, together with the Term Loans, the "Credit Facility"). At December 31, 1999, Boyds did not have any borrowings under the revolving credit facility.

    In connection with the Recapitalization, Boyds had non-recurring transaction related bonuses (including the related payroll taxes) of $3.2 million which was used by certain key employees to purchase Bear common stock. These transaction related bonuses were paid from the proceeds of capital contributions from the Original Stockholders. Financing costs of approximately $13.8 million were classified as deferred debt issuance costs and will be amortized using the effective interest rate method over the lives of the related debt facilities. In addition, Boyds incurred approximately $11.8 million of costs associated with the Redemption, which were charged to paid-in capital in excess of par. Fees in the amount of $6 million were paid to KKR in connection with the Recapitalization.

    On March 10, 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. The proceeds to Boyds, after deducting the underwriting discount and attorney fees, were approximately $153.9 million. On March 12, 1999, $82.5 million of indebtedness under the Term Loans was repaid from the proceeds. On April 12, 1999, Boyds paid $71.9 million to the holders of its Notes. The payment comprised $5.9 million of redemption premium and $66 million of principal.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Boyds and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    REVENUE RECOGNITION--Sales revenue is recognized upon shipment of the items, when title passes to the customer.

    CASH AND CASH EQUIVALENTS--Boyds considers all short-term interest-bearing investments with original maturities of three months or less to be cash equivalents.

    INVENTORIES--Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method of accounting. Inventory in-transit consists of purchases from foreign suppliers for which title has passed to Boyds.

    PROPERTY AND EQUIPMENT--Property and equipment is stated at cost. For assets acquired prior to January 1, 1999 depreciation is computed using the declining balance method over the estimated useful lives of the various assets. Beginning January 1, 1999 all new assets purchased are depreciated using the straight line method over the estimated useful lives. The estimated useful lives of furniture and fixtures range from five to seven years and the estimated useful lives of equipment range from three to seven years. The estimated useful lives of leasehold improvements is the lesser of the estimated life of the improvement or the term of the lease.

    SOFTWARE DEVELOPMENT COSTS--During 1999, Boyds adopted the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, certain computer software project costs incurred during the application development stage have been capitalized and are being amortized on a straight line basis over a period of three years. Such costs include external direct costs of materials and services consumed in developing internal-use software and payroll costs for employees who are directly associated with the internal-use computer software project, and are included in property and equipment on the consolidated balance sheet.

    GOODWILL--Goodwill, which represents the cost in excess of the fair value of net assets acquired, is amortized on a straight line basis over twenty years.

    INVESTMENT IN UNCONSOLIDATED SUBSIDIARY--Boyds had a 30% investment in The Boyds Collection (Hong Kong) Ltd. until such investment was liquidated in 1997. This investment was accounted for under the equity method of accounting and the amounts included in the financial statements in 1997 were not material.

    DEFERRED DEBT ISSUANCE COSTS--Boyds amortizes deferred debt issuance costs using the interest method over the life of the debt. Amortization of deferred debt issuance costs as a result of the prepayment of the related debt is accelerated to the date of the prepayment and is included as an extraordinary item in the consolidated statements of income.

    IMPAIRMENT ACCOUNTING--Boyds reviews the recoverability of its long-lived and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on Boyds' ability to recover the carrying value of the asset from the expected future undiscounted cash flows generated. The measurement of impairment requires management to use estimates of expected future cash flows. If an impairment loss existed, the amount of the loss would be recorded in the consolidated statements of income. It is possible that future events or circumstances could cause these estimates to change.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--Management considers that the carrying amount of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, approximates fair value. Interest on long-term bank debt is payable at variable rates which approximates fair market value. The fair value of the Notes, face value of $99 million, was $94 million at December 31, 1999, and was determined based on the market price on that date as quoted by Bloomberg.

    PRO FORMA ADJUSTMENTS--Boyds had elected to be treated as an S Corporation for Federal and State income tax purposes. Under this election, income is not taxed at the corporate level, but is taxed to the stockholders at the individual level.

    On April 21, 1998, Boyds elected to change its tax status from an S Corporation to a C Corporation. The income statement reflects a provision for income taxes for the period Boyds was a C Corporation. The objective of the pro forma financial information is to show what the significant effects on the historical financial information might have been had Boyds not been treated as an S Corporation during 1997 and the portion of 1998 prior to April 21.

    INCOME TAXES--Effective April 21, 1998, Boyds accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income taxes/benefit is the tax payable/receivable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

    ADVERTISING--Boyds expenses the costs of advertising as they are incurred. Advertising expense was $0.2 million, $0.2 million and $0.5 million for the years ended 1997, 1998 and 1999, respectively.

    STOCK-BASED COMPENSATION--Boyds has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Boyds has elected to continue to account for its employee compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

    COMPREHENSIVE INCOME--SFAS No. 130, "Reporting Comprehensive Income", requires the display of comprehensive income in the financial statements. Boyds' comprehensive income includes net earnings and unrealized gains and losses from foreign currency translation. The components of Boyds' comprehensive income and the effects on earnings for the three years ended December 31, 1999 are detailed in the accompanying Statement of Stockholders' Equity.

    SEGMENT REPORTING--SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires enterprises to report certain information about products and services, activities in different geographic areas and reliance on major customers and to disclose certain segment information in their interim financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. Boyds has determined that it operates in one segment, collectibles. In addition, less than 2% of total revenue is derived from customers outside the United States and substantially all long lived assets are located in the United States. No customer represents more than 10% of total revenue.

    USE OF ESTIMATES--The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS--Certain 1997 financial statement amounts have been reclassified to conform to the 1998 and 1999 presentation.

    EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS--During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for periods beginning after June 15, 1999. During 1999 the FASB delayed the effective date for one year to fiscal years beginning after June 15, 2000. Boyds is currently evaluating the impact, if any, of this statement.

3. PROPERTY AND EQUIPMENT

    The components of property and equipment at December 31, 1998 and 1999 were, as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Equipment...................................................   $  997     $1,673
Software development costs..................................       --        584
Leasehold improvements......................................      266      1,590
Furniture and fixtures......................................    1,399      1,578
                                                               ------     ------
      Total.................................................    2,662      5,425
                                                               ------     ------
Less: accumulated depreciation and amortization.............   (1,143)    (1,811)
                                                               ------     ------
                                                               $1,519     $3,614
                                                               ======     ======

    Depreciation expense on property and equipment was $0.3 million, $0.4 million and $0.7 million in 1997, 1998 and 1999, respectively.

4. ACQUISITION

    On November 3, 1998, Boyds acquired all of the issued and outstanding shares of capital stock of H.C. Accents, an Illinois corporation. H.C. Accents is a designer, importer and distributor of collectibles and other specialty giftware products. The aggregate purchase price was approximately $4.0 million, consisting of $2.3 million cash paid (of which $0.25 million is in escrow at December 31, 1999), the forgiveness of notes receivable due to Boyds of approximately $1.5 million and 18,721 shares of common stock issued valued at $0.1 million. The purchase price was assigned to the acquired assets, primarily inventory and accounts receivable, based on their fair market values. In addition, Boyds has recorded goodwill of approximately $2.4 million, included in other assets, related to the excess of the purchase price over the fair value of assets acquired which is being amortized using the straight line method over 20 years. The results of operations and net assets acquired are not material to Boyds. The purchase agreement requires future contingent payments through 2002 provided H.C. Accents achieves minimum levels of EBITDA. Such payments will range from 1.0 to 1.6 times threshold H.C. Accents' EBITDA amounts, and will be recorded as additional purchase costs if and when H.C. Accents achieves the minimum EBITDA thresholds. No contingent payments were required for 1998 or 1999.

5. CONCENTRATION OF CREDIT RISK

    Boyds maintains cash balances at several financial institutions located in Pennsylvania. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated
$11.2 million at December 31, 1998 and 1999.

6. LEASE COMMITMENTS

    Boyds conducts its operations and warehouses inventory in a leased facility classified as an operating lease. In May, 1996, Boyds signed an addendum to its original lease agreement dated March 1, 1995. The addendum permits Boyds to lease additional space, increasing the monthly payment from $13,211 to $22,735. Effective January 1, 1998, Boyds also exercised an option to lease the remaining space of the warehouse for an additional monthly payment of $8,717. The term of this lease expires in December 2009. The future minimum annual lease commitments for the facilities are, as follows:

                                                              (IN MILLIONS)
                                                              -------------
2000........................................................       $0.4
2001........................................................        0.4
2002........................................................        0.4
2003........................................................        0.4
2004........................................................        0.4
Thereafter..................................................        1.8
                                                                   ----
                                                                   $3.8
                                                                   ====

    Rent expense amounted to $0.3 million, $0.5 million and $0.8 million for 1997, 1998 and 1999, respectively.

7. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    At December 31, 1998 and 1999, Boyds had letters of credit outstanding under bank credit agreements amounting to $11.2 million and $7.9 million, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

8. RELATED PARTY TRANSACTIONS AND NOTE PAYABLE--STOCKHOLDERS

    Certain stockholders loaned $30 million to Boyds at December 31, 1997, at an interest rate of 5.0%. These notes payable were repaid in 1998. Interest amounting to $0.2 million and $0.3 million was paid to these stockholders during 1997 and 1998, respectively.

    During 1998, Boyds paid fees in the amount of $6 million and $1.7 million to KKR and a director, respectively, for consulting services in connection with the Recapitalization which are included in transaction-related expenses charged directly to paid-in capital in excess of par. In addition, the director was paid $0.1 million for consulting fees which are included in expenses. KKR has also agreed to render management, consulting and financial services to Boyds for an annual fee of $0.4 million plus expenses. For the years ended December 31, 1998 and 1999 Boyds paid to KKR approximately
$0.3 million and $0.5 million, respectively, for management fees and related expenses.

    At December 31, 1999 Boyds has $0.4 million due from a shareholder.

9. LONG-TERM DEBT

    Long-term debt is summarized as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
9% Senior Subordinated Notes due May 15, 2008...........  $165,000   $ 99,000
Credit Agreement:
  Secured Tranche A Term Loans due April 2005
    Interest based on LIBOR or base rate as defined.....    88,250     88,250
  Secured Tranche B Term Loans due April 2006
    Interest based on LIBOR or base rate as defined.....   189,750     63,750
                                                          --------   --------
                                                          $443,000   $251,000
                                                          ========   ========

    At December 31, 1999, the weighted average interest rate in effect for the Term Loans was 7.488%.

    The Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003. Boyds may also redeem up to 40% of the Notes with the proceeds of one or more equity offerings at any time on or prior to May 15, 2001, and did so following the public offering on March 5, 1999. Interest on the Notes is payable semiannually on May 15 and November 15.

    The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of December 31, 1999. The agreement also provides that the Term Loans and revolving loan commitment be secured by the capital stock of Boyds' future subsidiaries. In addition, the Term Loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow as defined in the credit agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

    The scheduled maturities of the long-term debt are as follows:

2000........................................................   $   --
2001........................................................      6.2
2002........................................................     14.0
2003........................................................     17.0
Thereafter..................................................    213.8

10. PROVISION FOR INCOME TAXES

    Prior to April 21, 1998, Boyds had elected to be treated as an S Corporation for federal and state income tax purposes, therefore, there was no income tax provision for 1997. Boyds subsequently elected to change its tax status from an S Corporation to a C Corporation. The income statement reflects a provision for income taxes for the period Boyds was a C Corporation. Pro forma income statement data reflects pro forma income tax information as if Boyds was a C Corporation for the entire periods presented.

    Income tax expense consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Federal:
  Current.................................................  $ 8,879    $18,640
  Deferred................................................    9,237     14,175
                                                            -------    -------
                                                             18,116     32,815

State:
  Current.................................................    1,677        832
  Deferred................................................    2,214        633
                                                            -------    -------
                                                              3,891      1,465
                                                            -------    -------
Total.....................................................  $22,007    $34,280
                                                            =======    =======

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

    A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Statutory federal income tax rate...........................    35.0%      35.0%
State income taxes--net of federal income tax benefit.......     2.8        1.0
Tax exempt interest.........................................      --       (0.1)
Permanent differences.......................................      --       (0.1)
Sub-chapter S income........................................   (12.8)        --
                                                               -----      -----
Effective income tax rate...................................    25.0%      35.8%
                                                               =====      =====

    The tax effect of significant items comprising the Company's deferred tax assets and liabilities are, as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
  Deferred tax asset Goodwill...........................  $234,429   $219,621
  Deferred tax liability-Other..........................       (26)       (26)
                                                          --------   --------
  Net deferred tax asset................................  $234,403   $219,595
                                                          ========   ========

11. CONTINGENCIES

    Boyds settled an outstanding lawsuit related to a claim for royalties. See
Note 16.

12. STOCKHOLDERS' EQUITY

    CAPITAL STOCK--As of December 31, 1998 and 1999 Boyds had 100 million shares of capital stock (par value $0.0001), authorized and 52.6 million and
59.1 million, respectively, shares issued as common stock. The Board of Directors is authorized to issue the unissued portion of the authorized shares in another class or series of stock, including preferred stock.

    During 1998, the Original Stockholders made capital contributions of $3.5 million. In connection with the Recapitalization, Boyds redeemed, and subsequently retired, 106,237,360 shares of common stock from the original stockholders (see Note 1). Boyds issued 1,154,090 shares of common stock, of which 18,721 shares were issued in connection with the acquisition of H. C. Accents.

    During 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. On May 28, 1999 Boyds announced a common stock share repurchase program and, as of December 31, 1999, the Company had repurchased 2,954,200 shares of its common stock.

13. EMPLOYEE BENEFIT PLANS

    EMPLOYEE SAVINGS AND RETIREMENT PLAN--Boyds has a 401(K) Plan that allows eligible employees to contribute up to $10,000 of their salary.

    STOCK OPTION PLAN--On April 21, 1998, Boyds implemented an incentive stock option plan (the "1998 Stock Option Plan") which provides for the granting to certain employees and directors of options to acquire Boyds' common stock. The option prices of stock which may be purchased under the incentive stock plan are not less than the fair value of common stock on the dates of the grants.

    Outstanding options issued to employees vest and become exercisable over a five-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon an employee's retirement or termination from Boyds, and are contingent upon continued employment during the applicable five-year period.

    On July 21, 1998, Boyds issued 44,921 options to each of its six directors. These options vested immediately, expire 10 years from the date of grant and the option prices of the stock which may be purchased were not less than the fair value of common stock on the dates of the grants.

    Boyds has reserved a total of 2,246,033 shares for issuance under the 1998 Stock Option Plan, of which 822,501 remains reserved at December 31, 1999 for future issuances. The following table summarizes information about fixed stock options at December 31, 1999:

                                                                      OPTIONS OUTSTANDING
                                                              ------------------------------------
                                                                          EXERCISE PRICE PER SHARE
                                                  OPTIONS                 ------------------------
                                                 AVAILABLE    NUMBER OF                   WEIGHTED
                                                 FOR GRANT     SHARES         RANGE       AVERAGE
                                                 ----------   ---------   -------------   --------
December 31, 1997..............................          --          --       --               --

Shares reserved................................   2,246,033          --       --               --
Options granted................................  (1,133,124)  1,133,124    $4.45-$13.36    $ 7.10
                                                 ----------   ---------
December 31, 1998..............................   1,112,909   1,133,124    $4.45-$13.36    $ 7.10
                                                 ----------   ---------
Options granted................................    (368,000)    368,000   $12.00-$18.00    $14.60
Options exercised..............................          --    (187,994)   $4.45           $ 4.45
Options forfeited..............................      77,592     (77,592)   $4.45           $ 4.45
                                                 ----------   ---------
December 31, 1999..............................     822,501   1,235,538    $4.45-$18.00    $ 9.90
                                                 ==========   =========

    ACCOUNTING FOR STOCK-BASED COMPENSATION--Boyds has elected to continue to account for its employee stock-based compensation plans under APB Opinion
No. 25. The pro forma disclosures of net earnings and net earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied are shown below. For purposes of the pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period.

                                                            PRO FORMA
                                                  -----------------------------
                                                      1998            1999
                                                  -------------   -------------
Net income......................................  $53.2 million   $52.5 million
Diluted Earnings Per Common Share...............  $   0.63        $   0.86

    Pro forma information regarding net income and net earnings per common share has been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

                                                                1998       1999
                                                              --------   --------
Risk free interest rate.....................................     6.1%       5.7%
Volatility..................................................    10.0%      48.0%
Dividend yield..............................................     0.0%       0.0%
Expected life in years......................................     6.5        6.5

    The weighted average fair value of options granted during 1998 and 1999 was $1.3 million and $3.0 million, respectively.

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                                          WEIGHTED
EXERCISE                                                     OPTIONS       OPTIONS        AVERAGE
PRICE                                                      OUTSTANDING   EXERCISABLE   REMAINING LIFE
--------                                                   -----------   -----------   --------------
$4.45....................................................    530,633       178,000          8.4
$12.00...................................................     25,000            --          9.8
$13.36...................................................    336,905        67,381          9.0
$13.88...................................................     18,000            --          9.4
$14.00...................................................    230,000            --          9.7
$14.38...................................................     30,000            --          9.5
$18.00...................................................     65,000            --          9.2

    EARNINGS PER SHARE--In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings.

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the income and net income available to common stockholders:

                                                                     DECEMBER 31,
                                                       ----------------------------------------
                                                           1997          1998          1999
                                                       ------------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Numerator for basic and diluted earnings per share:
  Pro forma net income available to common
    stockholders.....................................  $     45,978   $    53,553   $    53,102
Denominator for basic earnings per share--weighted
  average shares.....................................   157,671,516    84,142,163    59,494,985

Effect of dilutive securities:
Effect of shares issuable under stock option plans
  based on treasury stock method.....................            --       342,408       302,097
                                                       ------------   -----------   -----------
Dilutive potential common shares.....................            --       342,408       302,097
                                                       ------------   -----------   -----------
Denominator for diluted earnings per share--weighted
  average shares.....................................   157,671,516    84,484,571    59,797,082
                                                       ============   ===========   ===========

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table shows results of operations for each of the quarters during fiscal 1998 and 1999:

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year Ended December 31, 1998:
Net sales.........................................  $49,336    $38,394       $52,235       $57,841
Gross profit......................................   33,585     25,533        36,032        38,804
Income from operations............................   31,234     22,290        32,552        34,712
Net income........................................   31,041      6,839        13,477        14,921
                                                    -------    -------       -------       -------
Pro forma provision (benefit) for income taxes....   12,845         55            --          (175)
                                                    -------    -------       -------       -------
Pro forma net income..............................  $18,196    $ 6,784       $13,477       $15,096
                                                    =======    =======       =======       =======
Pro forma earnings per share
  --basic.........................................  $  0.12    $  0.09       $  0.25       $  0.29
  --diluted.......................................  $  0.12    $  0.09       $  0.24       $  0.29

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year Ended December 31, 1999:
Net sales.........................................  $57,185    $43,725       $59,266       $50,029
Gross profit......................................   38,509     28,675        39,120        31,572
Income from operations............................   34,506     24,719        34,645        24,007
Income before extraordinary items.................   16,913     12,416        18,945        11,836
Extraordinary items:
  Redemption premium on bonds.....................       --      3,802            --            --
  Write off of deferred debt issuance costs.......    1,380      1,700            64            62
                                                    -------    -------       -------       -------
Net income........................................   15,533      6,914        18,881        11,774
                                                    =======    =======       =======       =======
Earnings per share
  Basic and diluted earnings per share
    Income before extraordinary items.............  $  0.30    $  0.20       $  0.31       $  0.20
    Extraordinary items:
      Redemption premium on bonds.................       --      (0.06)           --            --
      Write off of deferred debt issuance costs...    (0.02)     (0.03)           --            --
                                                    -------    -------       -------       -------
      Net income..................................  $  0.28    $  0.11       $  0.31       $  0.20
                                                    =======    =======       =======       =======

15. PRO FORMA INFORMATION (UNAUDITED)

    The following pro forma information for 1999 gives effect to the initial public offering as if it were consummated on January 1, 1999, and for 1998 gives effect to the initial public offering and the recapitalization and related transactions as if such transactions were consummated on January 1, 1998. The pro forma information excludes the effects of the extraordinary items related to the redemption premium on the bonds and the write off of deferred debt issuance costs:

                                                               TWELVE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)

Historical Income from Operations...........................  $120,788    $117,877
Expenses Related to the Recapitalization....................     3,248          --
Pro Forma Interest Expense..................................    26,740      20,598
                                                              --------    --------
Pro Forma Income Before Income Taxes and Extraordinary
  Items.....................................................    90,800      97,279
                                                              --------    --------
Pro Forma Provision for Income Taxes........................    35,740      35,020
                                                              --------    --------
Pro Forma Income Before Extraordinary Items.................  $ 55,060    $ 62,259
                                                              ========    ========
Pro Forma Basic Earnings Per Share, before Extraordinary
  Items.....................................................  $   0.90    $   1.02
Weighted Average Basic Shares Outstanding...................    61,375      61,092
Pro Forma Diluted Earnings Per Share, before Extraordinary
  Items.....................................................  $   0.89    $   1.01
Weighted Average Diluted Shares Outstanding.................    61,718      61,394

16. SUBSEQUENT EVENTS

    On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of an additional 3.0 million shares of the Company's common stock. Boyds plans to make such purchases from time to time in the open market or in private transactions.

    On March 28, 2000, Boyds settled an outstanding lawsuit related to a claim for royalties. In complete and final resolution of the suit, Boyds has agreed to a settlement of the claim, resulting in a $3.1 million after tax charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    Information concerning the directors and executive officers of the Company, their terms of office, the periods during which they have served, their personal business experience, is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting and is specifically incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding compensation of the Company's directors and officers is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting and is specifically incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares, (ii) each director and executive officer of the Company individually, and (iii) all directors and officers of the Company as a group, is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting and is specifically incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and transactions between the Company and its directors, director-nominees, executive officers, and the family members of these individuals is included in the Company's definitive Proxy Statement for its 2000 Annual Meeting and is specifically incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................      18
Consolidated Balance Sheets.................................      19
Consolidated Statements of Income...........................      20
Consolidated Statement of Stockholders' Equity..............      21
Consolidated Statement of Cash Flows........................      22
Notes to Consolidated Financial Statements..................      23

(A)(2) EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
         3.1            Amended and Restated Articles of Incorporation of Boyds
                        (incorporated by reference from Exhibit 3.1 of Amendment No.
                        1 to Boyds' Registration Statement on Form S-1, filed on
                        February 8, 1999, File No. 333-69535).
         3.2            Amended and Restated Bylaws of Boyds*
         4.1            Indenture, dated as of April 21, 1998 between Boyds and The
                        Bank of New York, as trustee (incorporated by reference from
                        Exhibit 4.3 of Amendment No. 1 to Boyds' Registration
                        Statement on Form S-1, filed on February 8, 1999, File No.
                        333-69535).
         4.2            Form of 9% Senior Subordinated Note due 2008 (incorporated by reference from Exhibit 4.1 of Amendment No. 1 on Form
                        S-4, filed on June 21, 1999, File No. 333-79647).
         4.3            Form of 9% Series B Senior Subordinated Note due 2008
                        (incorporated by reference from Exhibit 4.1 of Amendment No.
                        1 on Form S-4, filed on June 21, 1999, File No. 333-79647).
         4.4            Registration Rights Agreement dated as of April 21, 1998,
                        between Boyds and Donaldson, Lufkin and Jenrette Securities
                        Corporation (incorporated by reference from Amendment No. 1 on Form S-4, filed June 21, 1999, File No. 333-79647).
        10.1            Credit Agreement, dated as of April 21, 1998 among Boyds,
                        the several lenders from time to time parties thereto, DLJ
                        Capital Funding, Inc., The Fuji Bank, Limited, New York
                        Branch, and Fleet National Bank (incorporated by reference from Exhibit 10.1 of Amendment No. 3 to Boyds' Registration
                        Statement on Form S-1, filed on February 23, 1999, File No.
                        333-69535).
        10.2            Forms of Notes evidencing loans under the Credit Agreement
                        (incorporated by reference from Exhibit 10.1 of Amendment
                        No. 1 on Form S-4, filed June 21, 1999, File No. 333-79647).
        10.3            1998 Stock Option Plan (incorporated by reference from
                        Exhibit 10.3 of Amendment No. 1 to Boyds' Registration
                        Statement on Form S-1, filed on February 8, 1999, File No.
                        333-69535).
        10.4            Lease Agreement for Boyds' McSherrystown, Pennsylvania
                        facility (incorporated by reference from Exhibit 10.4 of
                        Amendment No. 3 to Boyds' Registration Statement on Form
                        S-1, filed on February 23, 1999, File No. 333-69535).
          21            List of subsidiaries (incorporated by reference from
                        Amendment No.1 on Form S-4, filed June 21, 1999, File No.
                        333-79647).
        99.1            Definitive Proxy Statement of Boyds (election of directors and appointment of auditors) (to be filed pursuant to
                        Regulation 14A).

------------------------

* Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of McSherrystown, State of Pennsylvania on the 24(th) day of March, 2000.

                                                       THE BOYDS COLLECTION, LTD.

                                                       By:            /s/ CHRISTINE L. BELL
                                                            -----------------------------------------
                                                                        Christine L. Bell
                                                              CHIEF OPERATING OFFICER AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 24, 2000.

                      SIGNATURE
                      ---------
i) Principal executive officer:

               /s/ JEAN-ANDRE ROUGEOT
     -------------------------------------------
                 Jean-Andre Rougeot
               Chief Executive Officer

ii) Principal financial and accounting officer:

                /s/ CHRISTINE L. BELL
     -------------------------------------------
                  Christine L. Bell
        Chief Operating Officer and Secretary

iii) Directors:

                /s/ GARY M. LOWENTHAL
     -------------------------------------------
                  Gary M. Lowenthal
                Chairman of the Board

               /s/ ROBERT T. COCCOLUTO
     -------------------------------------------
                 Robert T. Coccoluto
                      Director

                      SIGNATURE
                      ---------
                 /s/ HENRY R. KRAVIS
     -------------------------------------------
                   Henry R. Kravis
                      Director

                /s/ GEORGE R. ROBERTS
     -------------------------------------------
                  George R. Roberts
                      Director

                 /s/ SCOTT M. STUART
     -------------------------------------------
                   Scott M. Stuart
                      Director

               /s/ MARC S. LIPSCHULTZ
     -------------------------------------------
                 Marc S. Lipschultz
                      Director

                  /s/ TIMOTHY BRADY
     -------------------------------------------
                    Timothy Brady
                      Director