Form 10-Q
period 2000-03-31
BOYDS COLLECTION LTD
filed 2000-05-12
CIK 1074530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 001-14843

                            ------------------------

                           THE BOYDS COLLECTION, LTD.

             (Exact Name of Registrant as Specified in its Charter)

               MARYLAND                                      52-1418730
    (State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
    Incorporation or Organization)

           350 SOUTH STREET,                                    17344
     MCSHERRYSTOWN, PENNSYLVANIA,                            (Zip Code)
         ATTN.: PETER H. FROST
    (Address of Principal Executive
               Offices)

                                 (717) 633-9898

              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, par value $.0001 per                         59,157,040
                 share                             (Outstanding as of May 1, 2000)
                (Class)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           THE BOYDS COLLECTION, LTD.
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
PART I.    FINANCIAL INFORMATION.......................................

ITEM 1.    FINANCIAL STATEMENTS:.......................................

           Condensed Consolidated Balance Sheets as of
           December 31, 1999 and
           March 31, 2000..............................................      2

           Condensed Consolidated Statements of Income for the
           Three Months Ended March 31, 1999 and 2000..................      3

           Condensed Consolidated Statements of Stockholders' Equity
           for the
           Three Months Ended March 31, 2000...........................      4

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 2000..................      5

           Notes to Condensed Consolidated Financial Statements........      6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND
           RESULTS OF OPERATIONS.......................................     11

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK........................................................     16

PART II.   OTHER INFORMATION...........................................

ITEM 1.    LEGAL PROCEEDINGS...........................................     17

ITEM 2.    EXHIBITS AND REPORTS ON FORM 8-K............................     17

           SIGNATURES..................................................     18

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             THE BOYDS COLLECTION, LTD.
                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                      DECEMBER 31, 1999 AND MARCH 31, 2000
                                  (UNAUDITED)

                                                              DECEMBER 31,   MARCH 31,
                                                                  1999         2000
                                                              ------------   ---------
                                                                   (IN THOUSANDS)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 11,501     $  6,980
  Accounts receivable, less allowance for doubtful accounts
    of $459 in 1999 and 2000,
    respectively............................................      23,036       28,422
  Inventory--primarily finished goods, less allowance for
    obsolete inventory of $625 in 1999 and 2000,
    respectively............................................      12,392       10,443
  Inventory in transit......................................       1,950        1,658
  Other current assets......................................       1,313        2,024
                                                                --------     --------
      Total current assets..................................      50,192       49,527

PROPERTY AND EQUIPMENT:
  Property and equipment....................................       5,425        6,020
  Less--accumulated depreciation............................      (1,811)      (2,051)
                                                                --------     --------
      Total property and equipment..........................       3,614        3,969

OTHER ASSETS:
  Deferred debt issuance costs..............................       6,384        5,690
  Deferred tax asset........................................     219,595      215,470
  Other assets..............................................       2,400        2,371
                                                                --------     --------
      Total other assets....................................     228,379      223,531
                                                                --------     --------
TOTAL ASSETS................................................    $282,185     $277,027
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable..........................................    $  1,462     $  2,413
  Accrued taxes.............................................       2,262        6,024
  Accrued expenses..........................................       5,386          616
  Interest payable..........................................       2,635        5,026
  Deferred income...........................................          78           36
                                                                --------     --------
      Total current liabilities.............................      11,823       14,115

LONG-TERM DEBT..............................................     251,000      229,000

COMMITMENTS AND CONTINGENCIES (NOTES 3, 5 AND 7)

STOCKHOLDERS' EQUITY (DEFICIT):
  Capital stock (59,072 and 59,157 shares issued and
    outstanding at December 31, 1999 and March 31, 2000,
    respectively) and paid-in capital in excess of par......     (68,018)     (67,415)
  Other comprehensive income:
  Cumulative translation adjustments........................           1           10
  Retained earnings.........................................      87,379      101,317
                                                                --------     --------
      Total stockholders' equity (deficit)..................      19,362       33,912
                                                                --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........    $282,185     $277,027
                                                                ========     ========

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
NET SALES...................................................   $57,185     $52,471
COST OF GOODS SOLD..........................................    18,676      19,403
                                                               -------     -------
  Gross profit..............................................    38,509      33,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................     4,319       5,638
OTHER OPERATING INCOME......................................       316         214
                                                               -------     -------
INCOME FROM OPERATIONS......................................    34,506      27,644
                                                               -------     -------
OTHER INCOME:
  Interest and dividend income..............................       162         130
INTEREST EXPENSE:
  Interest expense..........................................     8,019       5,281
  Amortization of deferred debt issuance costs..............       223         178
                                                               -------     -------
TOTAL INTEREST EXPENSE......................................     8,242       5,459
                                                               -------     -------
INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY
  ITEM......................................................    26,426      22,315
PROVISION FOR INCOME TAXES..................................     9,513       8,047
                                                               -------     -------
INCOME BEFORE EXTRAORDINARY ITEM............................    16,913      14,268
EXTRAORDINARY ITEM--WRITE OFF OF DEFERRED DEBT ISSUANCE
  COSTS (NET OF $776 AND $185 TAX BENEFITS, RESPECTIVELY)...     1,380         330
                                                               -------     -------
NET INCOME..................................................   $15,533     $13,938
                                                               =======     =======

EARNINGS PER SHARE:
  Basic and Diluted Earnings Per Share
    Income Before Extraordinary Item........................   $  0.30     $  0.24
    Extraordinary Item--Write Off of Deferred Debt Issuance
      Costs.................................................     (0.02)         --
                                                               -------     -------
    Net Income..............................................   $  0.28     $  0.24
                                                               =======     =======

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                                                     COMMON STOCK     ACCUMULATED
                                                     AND PAID-IN         OTHER                       OTHER            TOTAL
                                       NUMBER OF      CAPITAL IN     COMPREHENSIVE    RETAINED   COMPREHENSIVE    STOCKHOLDERS'
                                         SHARES     EXCESS OF PAR        INCOME       EARNINGS       INCOME          EQUITY
                                       ----------   --------------   --------------   --------   --------------   -------------
                                                                            (IN THOUSANDS)
BALANCE, JANUARY 1, 2000.............    59,072        $(68,018)          $ 1         $87,379            --          $19,362
  Sale of common stock...............       100             700            --              --            --              700
  Repurchase of common stock.........       (15)            (97)           --              --            --              (97)
  Other comprehensive income:
    Foreign currency translation.....        --              --             9              --             9                9
  Net income.........................        --              --            --          13,938        13,938           13,938
                                                                                                    -------
  Comprehensive income...............        --              --             9              --       $13,947               --
                                         ------        --------           ---         --------      =======          -------
BALANCE, MARCH 31, 2000..............    59,157        $(67,415)          $10         $101,317                       $33,912
                                         ======        ========           ===         ========                       =======

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        2000
                                                              ---------   --------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  15,533   $ 13,938
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................        105        266
    Amortization and write off of deferred debt issuance
      costs.................................................      2,379        694
    Amortization of deferred tax asset......................      4,098      4,125
    Changes in assets and liabilities:
      Accounts receivable--net..............................     (6,622)    (5,386)
      Inventory--net........................................     (2,065)     1,949
      Inventory in transit..................................      2,164        292
      Other current assets..................................       (308)      (711)
      Other assets..........................................          1          3
      Accounts payable......................................        861        951
      Accrued taxes.........................................      2,417      3,762
      Accrued expenses......................................        (85)    (4,770)
      Interest payable......................................      2,700      2,391
      Deferred income.......................................        747        (42)
                                                              ---------   --------
        Net cash provided by operating activities...........     21,925     17,462
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................       (742)      (595)
                                                              ---------   --------
        Net cash used in investing activities...............       (742)      (595)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt.........................................   (103,000)   (22,000)
  Sale of common stock (net of related fees and expenses)...    154,340        700
  Repurchase of common stock................................         --        (97)
                                                              ---------   --------
        Net cash used in financing activities...............     51,340    (21,397)
                                                              ---------   --------
Effect of exchange rate changes on cash.....................         --          9
                                                              ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     72,523     (4,521)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     11,606     11,501
                                                              ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  84,129   $  6,980
                                                              =========   ========
CASH PAID DURING THE PERIOD FOR INTEREST....................  $   5,300   $  2,859
                                                              =========   ========
CASH PAID DURING THE PERIOD FOR INCOME TAXES................  $   2,103   $     75
                                                              =========   ========

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

    The Boyds Collection, Ltd., ("Boyds" or the "Company") is a leading designer, importer and distributor of high-quality, hand-crafted collectibles and other specialty giftware products. Boyds imports substantially all of its products from foreign suppliers, primarily located in The People's Republic of China.

    The condensed consolidated balance sheet, as of March 31, 2000, the condensed consolidated statements of income for the three months ended
March 31, 1999 and 2000, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 2000 and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 2000 are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

2.  INITIAL PUBLIC OFFERING

    On March 5, 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. The proceeds to Boyds, after deducting the underwriting discount and fees and expenses, were approximately $153.9 million. On March 12, 1999, $82.5 million of indebtedness under Boyds senior secured credit facility was repaid from the proceeds. On April 12, 1999, Boyds applied proceeds of $71.9 million to redeem a portion of its 9% Senior Subordinated Notes due 2008. The payment comprised $5.9 million of redemption premium and $66.0 million of principal.

3.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    At December 31, 1999 and at March 31, 2000 Boyds had letters of credit outstanding under bank credit agreements amounting to $7,877 and $5,800, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

4.  RELATED PARTY TRANSACTIONS

    For the quarters ended March 31, 1999 and 2000, Boyds paid to Kohlberg Kravis Roberts & Co. L.P. approximately $134 and $94, respectively, for management fees and related expenses.

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

5.  LONG-TERM DEBT

    Long-term debt is summarized as follows:

                                                        DECEMBER 31,   MARCH 31,
                                                            1999         2000
                                                        ------------   ---------
9% Senior Subordinated Notes due May 15, 2008.........    $ 99,000     $ 99,000

Credit Agreement:
  Secured Tranche A Term Loans due April 2005.
    Interest based on LIBOR or base rate as defined...      88,250       88,250
  Secured Tranche B Term Loans due April 2006.
    Interest based on LIBOR or base rate as defined...      63,750       36,750
  Secured revolving loan commitment of $40,000.
    Interest based on LIBOR or base rate as defined...          --        5,000
                                                          --------     --------
                                                          $251,000     $229,000
                                                          ========     ========

    Boyds has a senior secured credit facility with DLJ Capital Funding, Inc. and the other lenders which provides for term loans of $325.0 million and a revolver which allows maximum borrowings of $40.0 million. The terms of the credit facility contain certain financial covenants, including providing for a maximum leverage ratio and a minimum interest coverage ratio, as each is defined in the related credit agreement. The credit agreement also restricts Boyds' ability to pay dividends or make other distributions, incur additional indebtedness or make capital expenditures. Boyds is also required to prepay borrowings under the credit facility with the proceeds of certain asset sales and with a portion of its excess cash flow, as defined in the credit agreement. Boyds is in compliance with the required financial covenants of the credit facility at March 31, 2000.

    Borrowings under the credit facility are required to be secured by the capital stock of Boyds' subsidiaries. In connection with the 1998 transfer of Boyds' assets to its wholly owned subsidiary, The Boyds Collection Ltd. L. P. ("Boyds L.P."), Boyds pledged its interests in Boyds L.P. to secure the credit facility.

    At March 31, 2000, the weighted average interest rate in effect for the term loans was 7.237%, while the interest rate for the revolver was 6.875%.

    Boyds also has outstanding its 9% Senior Subordinated Notes due 2008, originally issued in the aggregate principal amount of $165.0 million. The notes also contain certain financial covenants, including restricting Boyds' ability to incur additional indebtedness or pay dividends or make other distributions. At any time after May 15, 2003, Boyds may redeem the notes, in whole or in part, and was permitted at any time prior to May 15, 2001 to redeem up to 40% of the notes. Boyds redeemed $66.0 million aggregate principal amount of notes in connection with its initial public offering. Interest on the notes is payable semi-annually on May 15 and November 15.

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

5.  LONG-TERM DEBT (CONTINUED)
    The scheduled maturities of the long-term debt are as follows:

2000........................................................  $     --
2001........................................................     6,250
2002........................................................    14,000
2003........................................................    17,000
Thereafter..................................................   191,750

6.  INCOME TAXES

    For federal income tax purposes, Boyds has elected to treat its recapitalization and stock purchase that occurred in April 1998 as an asset acquisition by making a Section 338 Section (h)(10) election. As a result, there is a difference between the financial reporting and tax basis of Boyds' assets. The difference creates deductible goodwill for tax purposes, which creates a deferred tax asset for financial reporting purposes. The deferred tax asset will be realized as the goodwill is amortized over a period of fifteen years. In the opinion of management, Boyds believes it will have sufficient profits in the future to realize the deferred tax asset.

7.  CONTINGENCIES

    Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of Boyds' management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position or results of operations of Boyds'.

    On March 28, 2000, Boyds settled an outstanding lawsuit related to a claim for royalties. In complete and final resolution of the suit, Boyds has agreed to a settlement of the claim, resulting in a $3.1 million after tax charge, which was recorded in the period ended December 31, 1999.

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

8.  EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                 MARCH 31,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
                                                              (IN THOUSANDS)
Numerator for basic and diluted earnings per share:
  Net income..............................................  $15,533    $13,938
                                                            =======    =======
Denominator:
  Denominator for basic earnings per share--
    weighted average shares...............................   55,363     59,135

Effect of dilutive securities:
  Effect of shares issuable under stock option plans based
    on treasury stock method..............................      677         93
                                                            -------    -------
Denominator for diluted earnings per share--
  weighted average shares.................................   56,040     59,228
                                                            =======    =======

9.  PRO FORMA INFORMATION

    The following pro forma information for the period presented in 1999 gives effect to the initial public offering as if it were consummated on January 1, 1999. The pro forma information excludes the effect of the extraordinary item related to the write off of deferred debt issuance costs:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              1999        2000
                                                            ---------   ---------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Historical Income from Operations.........................   $34,506     $27,644
Pro Forma Interest Expense................................     5,395       5,329
                                                             -------     -------
Pro Forma Income Before Income Taxes and
  Extraordinary Item......................................    29,111      22,315
Pro Forma Provision for Income Taxes......................    10,480       8,047
                                                             -------     -------
Pro Forma Income Before Extraordinary Item................   $18,631     $14,268
                                                             =======     =======
Pro Forma Basic and Diluted Earnings Per Share, before
  Extraordinary Item......................................   $  0.30     $  0.24
Weighted Average Basic Shares Outstanding.................    61,838      59,135
Weighted Average Diluted Shares Outstanding...............    62,515      59,228

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

10.  UNITED KINGDOM SALES SUBSIDIARY

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

11.  SUBSEQUENT EVENTS

    As of May 5, 2000, Boyds had repurchased 4,200 shares of common stock since March 31, 2000, pursuant to its stock repurchase program for an aggregate amount of approximately $27. These repurchases were financed out of operating cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    Boyds is a leading designer, importer and distributor of branded, high-quality, hand-crafted collectibles and other specialty giftware products. Boyds' products include resin figurines, plush animals, houses, porcelain dolls and boxes and related clothing and accessories. Boyds sells its products through an extensive network of approximately 19,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels.

    Boyds' sales consist of resin figurines, plush animals, dolls, village products, other products, collectors club sales and distributor sales. Collectors club sales are generated from annual dues collected directly from consumers who become members of Boyds' collectors club, THE LOYAL ORDER OF FRIENDS OF BOYDS, which began in July 1996 and currently has approximately 135,000 paying members. Distributor sales represent sales of Boyds' products to independent distributors in other countries and to certain accounts in the U.S., which are shipped directly from overseas suppliers.

    Selling, general and administrative expenses are comprised of overhead, selling and marketing costs, administration and professional fees. Boyds exhibits its products at many national and regional tradeshows where orders are taken by Boyds' employees and part-time help. Boyds operates almost exclusively out of a leased office/distribution facility in McSherrystown, Pennsylvania where it believes both labor and rental costs are attractive. These factors, combined with Boyds' access to low-cost manufacturing sources located primarily in China, result in increased operating income margins.

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

RESULTS OF OPERATIONS

    The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1999         2000
                                                              --------     --------
Net sales...................................................   100.0%       100.0%
Gross profit................................................    67.3         63.0
Selling, general and administrative expenses................     7.6         10.7
Other operating income......................................     0.6          0.4
                                                               -----        -----
  Income from operations....................................    60.3         52.7
                                                               -----        -----
Other income................................................     0.3          0.2
Interest expense............................................    14.4         10.4
Provision for income taxes..................................    16.6         15.3
                                                               -----        -----
  Income before extraordinary item..........................    29.6%        27.2%
                                                               =====        =====
Extraordinary item (net of $776 and $185 tax benefits,
  respectively).............................................     2.4          0.6
                                                               -----        -----
  Net income................................................    27.2%        26.6%
                                                               =====        =====

PRO FORMA INFORMATION:
Historical income from operations...........................    60.3%        52.7%
Pro forma interest expense, net of other income.............     9.4         10.2
                                                               -----        -----
  Pro forma income before income taxes and extraordinary
    item....................................................    50.9%        42.5%
                                                               -----        -----
Pro forma provision for income taxes........................    18.3%        15.3%
                                                               -----        -----
Pro forma income before extraordinary item..................    32.6%        27.2%
                                                               =====        =====

THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

    NET SALES--Net sales decreased $4.7 million, or 8.2%, to $52.5 million in the first quarter of 2000 from $57.2 million for the first quarter of 1999. Sales of Boyds' plush products decreased $3.1 million, or 11.9%, compared to the same quarter last year; sales of the Company's resin products decreased
$4.5 million, or 20.5%, compared to the same quarter last year; sales of the Company's doll products, previously included in the resin product category, increased $1.3 million, or 65.0% compared to the same quarter last year; and sales of the Company's newly introduced village products produced sales of $1.4 million. Sales of plush products represented 44% of the Company's net sales of $52.5 million in the quarter, while sales of resin products represented 33%, doll products represented 6% and village products represented 3%. Continuing softness in order volume for collectible resin products, the strategic elimination of certain product categories, and the early shipment of plush products in December 1999 in response to retailer requests were the primary reasons for the decrease in sales. These were only partially offset by growth in our doll products and the launch of our village product line.

    GROSS PROFIT--Gross profit decreased $5.4 million, or 14.0%, to $33.1 million in the first quarter of 2000 from $38.5 million for the first quarter of 1999. Gross profit as a percent of sales decreased to 63.0% for the quarter from 67.3% for the same period in 1999. The dollar decrease in gross profit was primarily attributable to the decrease in sales volume. The decrease in gross profit as a percent of sales was primarily attributable to slightly lower margins on newer product introductions, inventory reduction which resulted in recognition of costs and lower capitalized costs, and increased freight costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(SG&A)--SG&A expenses increased $1.3 million, or 30.2%, to $5.6 million in the first quarter of 2000 from $4.3 million for the first quarter of 1999. SG&A expenses as a percent of sales increased to 10.7% for the quarter from 7.5% for the same period in 1999. The increase in dollars for the quarter was primarily due to increased wages incurred in adding additional personnel, while the increase in the percent of sales was primarily due to the increased wages and the decrease in sales.

    INCOME FROM OPERATIONS--Income from operations decreased $6.9 million, or 20.0%, to $27.6 million in the first quarter of 2000 from $34.5 million for the first quarter of 1999. The operating income margin decreased to 52.7% for the quarter from 60.3% for the same period in 1999. The dollar decrease in income from operations was attributable to the decrease in sales volume, the decrease in gross profit margin and the increase in SG&A expense. The decrease in operating income margin was primarily due to the decrease in gross profit margin and the increase in SG&A expense as a percent to sales.

    TOTAL INTEREST EXPENSE--Total interest expense decreased $2.8 million, or 33.8%, to $5.5 million in the first quarter of 2000 from $8.2 million in the first quarter of 1999. Total interest expense as a percent of sales decreased to 10.4% for the period from 14.4% for the same period in 1999. The decrease in total interest expense in both dollars and as a percent of sales was due to the application of the funds received from the initial public offering in March 1999, which reduced debt, and through the application of excess cash and reduction of interest rates due to the deleveraging of Boyds.

    INCOME TAXES--Income taxes decreased $1.5 million, or 15.4%, to $8.0 million in the first quarter of 2000 from $9.5 million in the first quarter of 1999. This decrease was due to the decrease in taxable income.

    NET INCOME--Net income decreased $1.6 million, or 10.3%, to $13.9 million in the first quarter of 2000 from $15.5 million in the first quarter of 1999. The net income margin decreased to 26.6% in the first quarter of 2000 from 27.2% in the first quarter of 1999. The dollar decrease in net income was due to the decrease in net sales, the decrease in gross profit and the increase in SG&A expense, which more than offset the decrease in interest expense, as discussed above. The decrease in net income margin was attributable to the decrease in gross profit margin and the increase in SG&A expense, which more than offset the decrease in interest expense, as discussed above.

    PRO FORMA INTEREST EXPENSE--Actual interest expense and pro forma interest expense for 2000 are the same; however, pro forma interest expense for 1999 was calculated assuming the initial public offering occurred on January 1, 1999. Pro forma interest expense decreased $0.1 million in the first quarter of 2000 when compared to the first quarter of 1999. Pro forma interest expense as a percent of sales increased to 10.1% for the quarter from 9.4% for the same period in 1999. The increase in pro forma interest as a percent of sales for the quarter was due to the decrease in sales volume.

    PRO FORMA INCOME TAXES--Pro forma income taxes decreased $2.4 million, or 23.2%, to $8.1 million in the first quarter of 2000 from $10.5 million for the first quarter of 1999. Pro forma income taxes as a percent of sales decreased to 15.4% for the quarter from 18.4% for the same period in 1999. The decrease in pro forma income taxes in both dollars and as a percent of sales for the quarter was due to the decline in income from operations as explained previously.

    PRO FORMA NET INCOME BEFORE EXTRAORDINARY ITEM--Pro forma net income before extraordinary item decreased $4.4 million, or 23.4%, to $14.3 million in the first quarter of 2000 from $18.6 million for the first quarter of 1999. The pro forma net income before extraordinary item margin decreased to 27.2% for the quarter from 32.5% for the same period in 1999. The dollar decrease in pro forma net income before extraordinary item was attributable to the decrease in sales volume, the decrease in gross profit margin and the increase in SG&A expense, which were partly offset by the decrease in pro forma income taxes. The decrease in pro forma net income before extraordinary item margin was primarily due to the decrease in gross profit margin and the increase in SG&A expense as a percent to sales, which were partly offset by the decrease in the pro forma income taxes percent to sales.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operations decreased $4.5 million, or 20.4%, to $17.5 million for the first three months of 2000 from $21.9 million for the first three months of 1999. The cash flow decrease was primarily attributable to the decrease in accrued expenses and net income, the increase in inventory in transit and the lower write off of deferred debt issuance costs, partially offset by decreases in inventory--net and accounts receivable--net, and an increase in accrued taxes. Net cash used in financing activities was $21.4 million for the first three months of 2000, while net cash received from financing activities was $51.3 million for the first three months of 1999. The 2000 expenditures were used to reduce outstanding long-term debt by $22.0 million The funds obtained in 1999 were realized from the sale of Company stock, partially reduced by the repayment of outstanding debt and the fees and expenses related to the stock sale.

    Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt.

    In connection with its recapitalization, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into the credit agreement. On April 12, 1999, Boyds repaid $66.0 million of the notes, leaving a balance outstanding of $99.0 million. Boyds has repaid $200.0 million of the $325.0 million of term loans under the credit agreement through March 31, 2000, leaving a balance outstanding of $125.0 million. The revolving credit facility provides loans in an aggregate amount of up to $40.0 million. Boyds had borrowed $5.0 million under the revolving credit facility at March 31, 2000. Thus, the unused balance available under the revolving credit facility will be available to fund the working capital requirements of Boyds.

    Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds' option. The revolving credit facility commitment will terminate on April 21, 2005. Beginning April 21, 2000, the Tranche A term loan will amortize over six years and the Tranche B term loan will amortize over seven years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds' ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow, as defined in the credit agreement.

    Boyds does not expect to incur significant capital expenditures for the foreseeable future, due to its sourcing arrangements with suppliers.

    Management believes that cash flow from operations and availability under the revolving credit facility will provide adequate funds for Boyds' foreseeable working capital needs, planned capital expenditures and debt service obligations. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Boyds on acceptable terms or at all. Boyds' ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Boyds' control.

    On May 28, 1999, Boyds' Board of Directors approved the repurchase of up to
3.0 million shares of Boyds' common stock. As of December 31, 1999, Boyds had repurchased 2,954,200 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $29.9 million, thus completing the program. These repurchases were financed out of operating cash flow and approximately $4.0 million of borrowings under the revolving credit facility which were subsequently repaid.

    On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of an additional 3.0 million shares of the Company's common stock. As of March 31, 2000, Boyds had repurchased 15,000 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $0.1 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

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

    Boyds imports most of its products from manufacturers in China. Boyds' costs could be adversely affected on a short-term basis if the Chinese renminbi appreciates significantly relative to the United States dollar. Conversely, its costs would be favorably affected on a short-term basis if the Chinese renminbi depreciates significantly relative to the United States dollar. Although Boyds generally pays for its products in United States dollars, the cost of such products fluctuates with the value of the Chinese renminbi. In the future Boyds may, from time to time, enter into foreign exchange contracts or prepay inventory purchases as a partial hedge against currency fluctuations. Differences between the amounts of such contracts and costs of specific material purchases are included in inventory and cost of goods sold. Boyds intends to manage foreign exchange risks to the extent appropriate.

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

    Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of such statements. Boyds undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or the date of such statements, as the case may be, or to reflect the occurrence of unanticipated events.

ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Boyds does not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on Boyds.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
  27      Financial Data Schedule

    (b) Reports on Form 8-K:

       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000                                     THE BOYDS COLLECTION, LTD.

                                                       By:            /s/ CHRISTINE L. BELL
                                                            -----------------------------------------
                                                                        Christine L. Bell
                                                             CHIEF OPERATING OFFICER, CONTROLLER AND
                                                                            SECRETARY

                                                       By:              /s/ PETER H. FROST
                                                            -----------------------------------------
                                                                          Peter H. Frost
                                                                     VICE PRESIDENT--FINANCE