Form 10-Q
period 2000-06-30
BOYDS COLLECTION LTD
filed 2000-08-14
CIK 1074530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                         For the transition period from
                               -------------- to
                                 --------------

                       Commission File Number: 001-14843

                            ------------------------

                           THE BOYDS COLLECTION, LTD.

             (Exact Name of Registrant as Specified in its Charter)

                  MARYLAND                                      52-1418730
(State or Other Jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
              or Organization)

              350 SOUTH STREET,
        MCSHERRYSTOWN, PENNSYLVANIA,
            ATTN.: PETER H. FROST                                  17344
  (Address of Principal Executive Offices)                      (Zip Code)

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

                  Yes /X/    No/ /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, par value $.0001 per share       59,152,840

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    (CLASS)                                    (OUTSTANDING AS OF AUGUST 2,2000)

                           THE BOYDS COLLECTION, LTD.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I.                 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                        Condensed Consolidated Balance Sheets as of December 31,
                          1999 and June 30, 2000....................................      3

                        Condensed Consolidated Statements of Income for the Three
                          Months and the Six Months Ended June 30, 1999 and 2000....      4

                        Condensed Consolidated Statement of Stockholders' Equity for
                          the Six Months Ended June 30, 2000........................      5

                        Condensed Consolidated Statements of Cash Flows for the Six
                          Months Ended June 30, 1999 and 2000.......................      6

                        Notes to Condensed Consolidated Financial Statements........      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.................................................................     11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................     19

PART II.                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..........................................................     20

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K...........................................     21

                        SIGNATURES..................................................     22

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           THE BOYDS COLLECTION, LTD.

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                      DECEMBER 31, 1999 AND JUNE 30, 2000
                                  (UNAUDITED)

                                                              DECEMBER 31,   JUNE 30,
                                                                  1999         2000
                                                              ------------   --------
                                                                  (IN THOUSANDS)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 11,501     $  3,731
  Accounts receivable, less allowance for doubtful accounts
    of $459 in 1999 and 2000, respectively..................      23,036       27,641
  Inventory--primarily finished goods.......................      12,392       14,236
  Inventory in transit......................................       1,950        2,921
  Other current assets......................................       1,313        2,143
                                                                --------     --------
      Total current assets..................................      50,192       50,672

PROPERTY AND EQUIPMENT:
  Property and equipment....................................       5,425        6,201
  Less--accumulated depreciation............................      (1,811)      (2,289)
                                                                --------     --------
      Total property and equipment..........................       3,614        3,912

OTHER ASSETS:
  Deferred debt issuance costs..............................       6,384        5,472
  Deferred tax asset........................................     219,595      211,346
  Other assets..............................................       2,400        2,372
                                                                --------     --------
      Total other assets....................................     228,379      219,190
                                                                --------     --------

TOTAL ASSETS                                                    $282,185     $273,774
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES:
  Accounts payable..........................................    $  1,462        1,887
  Accrued taxes.............................................       2,262           --
  Accrued expenses..........................................       5,386          927
  Interest payable..........................................       2,635        1,995
  Deferred income...........................................          78           73
                                                                --------     --------
      Total current liabilities.............................      11,823        4,882

LONG-TERM DEBT                                                   251,000      225,000

COMMITMENTS AND CONTINGENCIES (NOTES 3, 5 AND 7)

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock (61,838 shares issued and outstanding at
    December 31, 1999 and June 30, 2000, respectively) and
    paid-in capital in excess of par........................     (40,502)     (41,102)
  Other comprehensive income:
  Cumulative translation adjustments........................           1           17
  Retained earnings.........................................      87,379      111,326
  Less: Treasury shares at cost (2,766 and 2,685 shares at
    December 31, 1999 and June 30, 2000, respectively)......     (27,516)     (26,349)
                                                                --------     --------
      Total stockholders' equity (deficit)..................      19,362       43,892
                                                                --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........    $282,185     $273,774
                                                                ========     ========

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE

          THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           1999       2000       1999       2000
                                                         --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET SALES..............................................  $43,725    $39,008    $100,911   $91,479
COST OF GOODS SOLD.....................................   15,050     13,848      33,726    33,251
                                                         -------    -------    --------   -------
  Gross profit.........................................   28,675     25,160      67,185    58,228
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...........    4,156      5,528       8,475    11,166
OTHER OPERATING INCOME.................................      200        271         516       485
                                                         -------    -------    --------   -------
INCOME FROM OPERATIONS.................................   24,719     19,903      59,226    47,547
                                                         -------    -------    --------   -------
OTHER INCOME/(EXPENSE):
Other income/(expense).................................      129         60         292       190
INTEREST EXPENSE:
  Interest expense.....................................    5,256      4,003      13,275     9,285
  Amortization of deferred debt issuance costs.........      192        181         415       358
                                                         -------    -------    --------   -------
TOTAL INTEREST EXPENSE.................................    5,448      4,184      13,690     9,643
                                                         -------    -------    --------   -------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY ITEM(S)................................   19,400     15,779      45,828    38,094
PROVISION FOR INCOME TAXES.............................    6,984      5,746      16,498    13,793
                                                         -------    -------    --------   -------
INCOME BEFORE EXTRAORDINARY ITEM(S)....................   12,416     10,033      29,330    24,301
EXTRAORDINARY ITEM(S):
  REDEMPTION PREMIUM ON BONDS (NET OF $2,138 TAX
    BENEFIT)...........................................    3,802         --       3,802        --
  WRITE OFF OF DEFERRED DEBT ISSUANCE COSTS (NET OF
    $957, $13, $1,732 AND $199 TAX BENEFITS
    RESPECTIVELY)......................................    1,700         24       3,080       354
                                                         -------    -------    --------   -------
TOTAL EXTRAORDINARY ITEM(S)............................    5,502         24       6,882       354
                                                         -------    -------    --------   -------
NET INCOME.............................................  $ 6,914    $10,009    $ 22,448   $23,947
                                                         =======    =======    ========   =======
EARNINGS PER SHARE:
  Basic and Diluted Earnings Per Share
    Income Before Extraordinary Item(s)................  $  0.20    $  0.17    $   0.50   $  0.41
    Extraordinary Item(s):
    --Redemption Premium on Bonds......................    (0.06)        --       (0.07)       --
    --Write Off of Deferred Debt Issuance Costs........    (0.03)        --       (0.05)    (0.01)
                                                         -------    -------    --------   -------
    Net Income.........................................  $  0.11    $  0.17    $   0.38   $  0.40
                                                         =======    =======    ========   =======

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                  CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                  (UNAUDITED)

                                COMMON STOCK         COMMON
                            ---------------------     STOCK                ACCUMULATED
                              SHARES               AND PAID-IN                OTHER                  OTHER         TOTAL
                            ISSUED AND  TREASURY   CAPITAL IN   TREASURY  COMPREHENSIVE RETAINED COMPREHENSIVE STOCKHOLDERS'
                            OUTSTANDING   STOCK   EXCESS OF PAR   STOCK      INCOME     EARNINGS    INCOME        EQUITY
                            ----------- --------- ------------- --------- ------------- -------- ------------- -------------
                                                              (IN THOUSANDS)
BALANCE, JANUARY 1, 2000...   61,838       2,766  $    (40,502) $(27,516)    $     1    $ 87,379         --    $     19,362
  Issuance of common
    stock..................       --        (100)         (600)    1,291          --          --         --             691
  Repurchase of common
    stock..................       --          19            --      (124)         --          --         --            (124)
  Other comprehensive
    income:
    Foreign currency
      translation..........       --          --            --        --          16          --         16              16
  Net income...............       --          --            --        --          --      23,947     23,947          23,947
                                                                                                    -------
  Comprehensive income.....       --          --            --        --          16          --    $23,963              --
                              ------    --------  ------------  --------     -------    --------    =======    ------------

BALANCE, JUNE 30, 2000.....   61,838       2,685  $    (41,102) $(26,349)    $    17    $111,326               $     43,892
                              ======    ========  ============  ========     =======    ========               ============

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE

                    SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 22,448   $23,947
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       210       530
    Amortization and write off of deferred debt issuance
      costs.................................................     5,180       912
    Amortization of deferred tax asset......................     8,197     8,249
    Changes in assets and liabilities:
      Accounts receivable--net..............................      (815)   (4,605)
      Inventory--net........................................      (259)   (1,844)
      Inventory in transit..................................     2,245      (971)
      Other current assets..................................      (179)     (830)
      Other assets..........................................       (12)      (24)
      Accounts payable......................................      (536)      425
      Accrued taxes.........................................    (4,707)   (2,262)
      Accrued expenses......................................    (1,038)   (4,459)
      Interest payable......................................    (2,940)     (640)
      Deferred income.......................................       124        (5)
                                                              --------   -------
        Net cash provided by operating activities...........    27,918    18,423
                                                              --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (1,456)     (776)
                                                              --------   -------
        Net cash used in investing activities...............    (1,456)     (776)
                                                              --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short term debt...........................................     4,000        --
  Repayment of debt.........................................  (182,000)  (26,000)
  Sale of common stock (net of related fees and expenses)...   154,318       691
  Repurchase of common stock................................    (9,518)     (124)
                                                              --------   -------
        Net cash used in financing activities...............   (33,200)  (25,433)
                                                              --------   -------
Effect of exchange rate changes on cash.....................        --        16
                                                              --------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (6,738)   (7,770)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    11,606    11,501
                                                              --------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  4,868   $ 3,731
                                                              ========   =======
CASH PAID DURING THE PERIOD FOR INTEREST....................  $ 16,081   $ 9,886
                                                              ========   =======
CASH PAID DURING THE PERIOD FOR INCOME TAXES................  $  8,999   $ 8,140
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

    The condensed consolidated balance sheet, as of June 30, 2000, the condensed consolidated statements of income for the three months and the six months ended June 30, 1999 and 2000, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 2000 and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 2000 are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

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

3. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    At December 31, 1999 and at June 30, 2000, Boyds had letters of credit outstanding under bank credit agreements amounting to $7,877 and $11,370, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

4. RELATED PARTY TRANSACTIONS

    For the second quarter and first six months ended June 30, 1999, Boyds paid to Kohlberg, Kravis & Roberts approximately $140 and $274 respectively for management fees and related expenses. For the second quarter and first six months ended June 30, 2000, Boyds paid to Kohlberg, Kravis & Roberts approximately $479 and $573 respectively for management fees, recruitment fees and related expenses.

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

5. LONG-TERM DEBT

    Long-term debt is summarized as follows:

                                                        DECEMBER 31,   JUNE 30,
                                                            1999         2000
                                                        ------------   --------
9% Senior Subordinated Notes due May 15, 2008.........    $ 99,000     $ 99,000

Credit Agreement:
  Secured Tranche A Term Loans due April 2005.
    Interest based on LIBOR or base rate as defined...      88,250       88,250
  Secured Tranche B Term Loans due April 2006.
    Interest based on LIBOR or base rate as defined...      63,750       34,750
  Secured revolving loan commitment of $40,000.
    Interest based on LIBOR or base rate as defined...          --        3,000
                                                          --------     --------
                                                          $251,000     $225,000
                                                          ========     ========

    Boyds has a senior secured credit facility with DLJ Capital Funding, Inc. and the other lenders which provides for term loans originally issued of $325.0 million and a revolver which allows maximum borrowings of $40.0 million. The terms of the credit facility contain certain financial covenants, including providing for a maximum leverage ratio and a minimum interest coverage ratio, as each is defined in the related credit agreement. The credit agreement also restricts Boyds' ability to pay dividends or make other distributions, incur additional indebtedness or make capital expenditures. Boyds is also required to prepay borrowings under the credit facility with the proceeds of certain asset sales and with a portion of its excess cash flow, as defined in the credit agreement. Boyds is in compliance with the required financial covenants of the credit facility at June 30, 2000.

    Borrowings under the credit facility are required to be secured by the capital stock of Boyds' subsidiaries. In connection with the 1998 transfer of Boyds' assets to its wholly owned subsidiary, The Boyds Collection Ltd. L. P. ("Boyds L.P."), Boyds pledged its interests in Boyds L.P. to secure the credit facility.

    At June 30, 2000, the weighted average interest rate in effect for the term loans was 7.652%, while the interest rate for the revolver was 7.4375%.

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

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

5. LONG-TERM DEBT (CONTINUED)
    The scheduled maturities of the long-term debt are as follows:

2000........................................................  $    --
2001........................................................    6,250
2002........................................................   14,000
2003........................................................   17,000
Thereafter..................................................  187,750

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

    On March 28, 2000, Boyds settled an outstanding lawsuit related to a claim for royalties. In complete and final resolution of the suit, Boyds has agreed to a settlement of the claim, resulting in a $3.1 million after tax charge, which was recorded in the period ended December 31, 1999, and paid in March, 2000.

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

8. EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                          -------------------   -------------------
                                            1999       2000       1999       2000
                                          --------   --------   --------   --------
                                            (IN THOUSANDS)        (IN THOUSANDS)
Numerator for basic and diluted earnings
  per share:
  Net income............................  $ 6,914    $10,009    $22,448    $23,947
                                          -------    -------    -------    -------
Denominator:
  Denominator for basic earnings per
    share--weighted average shares......   61,651     59,154     58,524     59,145
Effect of dilutive securities:
  Effect of shares issuable under stock
    option plans based on treasury stock
    method..............................      619        180        635        133
                                          -------    -------    -------    -------
Denominator for diluted earnings per
  share--weighted average shares........   62,270     59,334     59,159     59,278
                                          =======    =======    =======    =======

9. SUBSEQUENT EVENTS

    On July 27, 2000 the Company announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. Boyds plans to make such purchases from time to time in the open market or in private transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND. RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

    The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               JUNE 30,                          JUNE 30,
                                       -------------------------         -------------------------
                                         1999             2000             1999             2000
                                       --------         --------         --------         --------
Net sales............................   100.0%           100.0%           100.0%           100.0%
Gross profit.........................    65.6             64.5             66.6             63.7
Selling, general and administrative
  expenses...........................     9.5             14.2              8.4             12.2
Other operating income...............     0.4              0.7              0.5              0.5
                                        -----            -----            -----            -----
  Income from operations.............    56.5             51.0             58.7             52.0
                                        -----            -----            -----            -----
Other income/(expense)...............     0.3              0.1              0.3              0.2
Interest expense.....................    12.4             10.7             13.6             10.5
Provision for income taxes...........    16.0             14.7             16.3             15.1
                                        -----            -----            -----            -----
  Income before extraordinary
    item(s)..........................    28.4%            25.7%            29.1%            26.6%
                                        =====            =====            =====            =====
Extraordinary item(s) (net of $957,
  $13, $1,732 and $199 tax benefits,
  respectively)......................    12.6               --              6.9              0.4
                                        -----            -----            -----            -----
  Net income.........................    15.8%            25.7%            22.2%            26.2%
                                        =====            =====            =====            =====

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

    NET SALES--Net sales declined $4.7 million, or 10.8%, to $39.0 million in the second quarter of 2000 from $43.7 million for the second quarter of 1999. Sales of Boyds' plush products increased $0.2 million, or 0.9%, compared to the same quarter last year; sales of the Company's resin products decreased
$6.7 million, or 44.4%, compared to the same quarter last year; sales of the Company's doll products, previously included in the resin product category, increased $1.4 million, compared to the same quarter last year; and sales of the Company's newly introduced village products produced sales of $1.1 million. Sales of plush products represented 61% of the Company's net sales of $39.0 million in the quarter, while sales of resin products represented 23%, doll products represented 4% and village products represented 3%. Continuing softness in order volume for collectible resin products and the strategic elimination of certain product categories were the main reasons for the decrease in sales. These were only partially offset by growth in our doll products and the launch of our village product line.

    GROSS PROFIT--Gross profit declined $3.5 million, or 12.2%, to $25.2 million in the second quarter of 2000 from $28.7 million for the second quarter of 1999. Gross profit as a percent of sales declined to 64.5% for the quarter from 65.6% for the same period in 1999. The dollar decline in gross profit was primarily attributable to the decline in sales volume. The decrease in gross profit as a percent of sales for the quarter was primarily attributable to increased freight costs.

    SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)--SG&A expenses increased $1.3 million, or 31.0%, to $5.5 million in the second quarter of 2000 from $4.2 million for the second quarter of 1999. SG&A expenses as a percent of sales increased to 14.2% for the quarter from 9.5% for the same period in 1999. The dollar increase for the quarter was primarily due to increased wages incurred in adding additional personnel, while the increase in the percent of sales was primarily due to the increased wages and the decrease in sales.

    INCOME FROM OPERATIONS--Income from operations declined $4.8 million, or 19.4%, to $19.9 million in the second quarter of 2000 from $24.7 million for the second quarter of 1999. The operating income margin declined to 51.0% for the quarter from 56.5% for the same period in 1999. The dollar decline in income from operations was primarily attributable to the decline in sales volume, the decline in gross profit margin and the increase in SG&A expense. The decline in operating income margin was primarily due to the decline in gross profit margin and the increase in SG&A expense as a percent to sales.

    TOTAL INTEREST EXPENSE--Total interest expense declined $1.2 million, or 22.2%, to $4.2 million in the second quarter of 2000 from $5.4 million for the second quarter of 1999. Total interest expense as a percent of sales declined to 10.7% for the quarter from 12.4% for the same period in 1999. The decline in total interest expense in both dollars and as a percent of sales for the quarter was due to the reduction of debt from excess cash and the reduction of interest rates due to the deleveraging of Boyds.

    INCOME TAXES--Income taxes declined $1.3 million, or 18.6%, to $5.7 million in the second quarter of 2000 from $7.0 million for the second quarter of 1999. Income taxes as a percent of sales declined to 14.7% for the quarter from 16.0% for the same period in 1999. The decline in income taxes in both dollars and as a percent to sales was due to the decline in income from operations as previously discussed.

    INCOME BEFORE EXTRAORDINARY ITEM(S)--Income before extraordinary item(s) declined $2.4 million, or 19.4%, to $10.0 million in the second quarter of 2000 from $12.4 million for the second quarter of 1999. The income before extraordinary item(s) margin declined to 25.7% for the quarter from 28.4% for the same period in 1999. The decline in income before extraordinary item(s) in both dollars and as a percent of sales was primarily attributable to the decline in sales volume and the increase in SG&A expense.

    EXTRAORDINARY ITEM(S)--Extraordinary item(s) include $3.8 million, net of tax, for the redemption premium on bonds related to the early retirement of $66.0 million of senior subordinated notes, and $1.7 million, net of tax, for the write off of deferred debt issuance costs related to the early paydown of

$82.5 million of other long term debt. Both of these items occurred in the second quarter of 1999 and resulted from the use of the proceeds of the initial public offering, which occurred in March 1999.

    NET INCOME--Net income increased $3.1 million, or 44.8%, to $10.0 million in the second quarter of 2000 from $6.9 million in the second quarter of 1999. The net income margin increased to 25.7% in the second quarter of 2000 from 15.8% in the second quarter of 1999. The increase in net income in both dollars and as a percent of sales was attributable to the impact of the extraordinary items, which more than offset the decline in sales volume and the increase in SG&A expense.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

    NET SALES--Net sales declined $9.4 million, or 9.3%, to $91.5 million in the first six months of 2000 from $100.9 million in the first six months of 1999. Sales of Boyds' plush products declined $2.9 million, or 6.0%, compared to the same period last year; sales of the Company's resin products declined
$11.1 million, or 30.2%, compared to the same period last year; sales of the Company's doll products, previously included in the resin product category, increased $2.7 million, compared to the same period last year; and sales of the Company's newly introduced village products produced sales of $2.5 million. Sales of plush products represented 53% of the Company's net sales of $91.5 million for the first six months of 2000, while sales of resin products represented 30%, doll products represented 5% and village products represented 3%. Continuing softness in order volume for collectible resin products, the strategic elimination of certain product categories, and the early shipment of plush products in December 1999 in response to retailer requests were the main reasons for the decrease in sales. These were only partially offset by growth in our doll products and the launch of our village product line.

    GROSS PROFIT--Gross profit declined $9.0 million, or 13.4%, to $58.2 million in the first six months of 2000 from $67.2 million for the first six months of 1999. Gross profit as a percent of sales declined to 63.7% for the first six months from 66.6% for the same period in 1999. The dollar decline in gross profit was primarily attributable to the decline in sales volume. The decrease in gross profit as a percent of sales for the first six months was primarily attributable to slightly lower margins on the more recent product introductions, increased freight costs and increased warehousing costs arising from higher inventory levels needed to satisfy customer demand.

    SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)--SG&A expenses increased $2.7 million, or 31.8%, to $11.2 million for the first six months of 2000 from $8.5 million for the first six months of 1999. SG&A expenses as a percent of sales increased to 12.2% for the first six months from 8.4% for the same period in 1999. The dollar increase was primarily due to increased wages incurred in adding additional personnel, while the increase in the percent of sales was primarily due to the increased wages and the decrease in sales.

    INCOME FROM OPERATIONS--Income from operations declined $11.7 million, or 19.8%, to $47.5 million in the first six months of 2000 from $59.2 million for the first six months of 1999. The operating income margin declined to 52.0% for the first six months from 58.7% for the same period in 1999. The dollar decline in income from operations was primarily attributable to the decline in sales volume, the decline in gross profit margin and the increase in SG&A expense. The decline in operating income margin was primarily due to the decline in gross profit margin and the increase in SG&A expense as a percent to sales.

    TOTAL INTEREST EXPENSE--Total interest expense declined $4.1 million, or 29.9%, to $9.6 million in the first six months of 2000 from $13.7 million for the first six months of 1999. Total interest expense as a percent of sales declined to 10.5% for the first six months from 13.6% for the same period in 1999. The decline in total interest expense in both dollars and as a percent of sales was due to the reduction of debt from excess cash and the reduction of interest rates due to the deleveraging of Boyds.

    INCOME TAXES--Income taxes declined $2.7 million, or 16.4%, to $13.8 million in the first six months of 2000 from $16.5 million for the first six months of 1999. Income taxes as a percent of sales declined to

15.1% for the first six months from 16.3% for the same period in 1999. The decline in income taxes in both dollars and as a percent to sales was due to the decline in income from operations as previously discussed.

    INCOME BEFORE EXTRAORDINARY ITEM(S)--Income before extraordinary item(s) declined $5.0 million, or 17.1%, to $24.3 million in the first six months of 2000 from $29.3 million for the first six months of 1999. The income before extraordinary item(s) margin declined to 26.6% for the first six months from 29.1% for the same period in 1999. The decline in income before extraordinary item(s) in both dollars and as a percent of sales was primarily attributable to the decline in sales volume and the increase in SG&A expense.

    EXTRAORDINARY ITEM(S)--Extraordinary item(s) include $3.8 million, net of tax, for the redemption premium on bonds related to the early retirement of $66.0 million of senior subordinated notes, and $3.1 million, net of tax, for the write off of deferred debt issuance costs related to the early paydown of $82.5 million of other long term debt. Both of these items occurred in the second quarter of 1999 and resulted from the use of the proceeds of the initial public offering, which occurred in March 1999.

    NET INCOME--Net income increased $1.5 million, or 6.7%, to $23.9 million in the first six months of 2000 from $22.4 million for the first six months of 1999. The net income margin increased to 26.2% for the first six months from 22.2% for the same period in 1999. The increase in net income in both dollars and as a percent of sales was attributable to the impact of the extraordinary items, which more than offset the decline in sales volume and the increase in SG&A expense.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operations decreased $9.5 million, or 34.1%, to $18.4 million for the first six months of 2000 from $27.9 million for the first six months of 1999. The cash flow decrease was primarily attributable to the decrease in the amortization and write off of deferred debt issuance costs, the decrease in accrued expenses and the increase in accounts receivable--net, inventory in transit and inventory--net, partially offset by increases in interest payable, accrued taxes and net income. Net cash used in financing activities decreased $7.8 million, or 23.5%, to $25.4 million for the first six months of 2000, from $33.2 million for the first six months of 1999. The funds obtained in 1999 were realized from the sale of Company stock and were used to repay outstanding debt and the fees and expenses related to the stock sale.

    Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt.

    In April, 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into the credit agreement. On April 12, 1999, Boyds repaid $66.0 million of the notes, leaving a balance outstanding of $99.0 million. Boyds has repaid $202.0 million of the $325.0 million of term loans under the credit agreement through June 30, 2000, leaving a balance outstanding of $123.0 million. The revolving credit facility provides loans in an aggregate amount of up to $40.0 million. Boyds had borrowed $3.0 million under the revolving credit facility at June 30, 2000. Thus, the unused balance available under the revolving credit facility will be available to fund the working capital requirements of Boyds.

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

    On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of an additional 3.0 million shares of the Company's common stock. As of June 30, 2000, Boyds had repurchased 19,200 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $0.1 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

    On July 27, 2000 the Company announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. Any future repurchases under this program are expected to be financed out of operating cash flow or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 was issued to provide guidance in applying generally accepted accounting principles to the large number of revenue recognition issues that registrants encounter, including nonrefundable, up-front fees and the disclosure of judgements as to the appropriateness of the principles relating to revenue recognition accounting policies. Since the issuance of SAB 101, the Staff has received requests from a number of groups asking for additional time to determine the effects, if any, on registrants' revenue recognition practices and as such, the SEC has delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Boyds is currently evaluating the impact, if any, of this statement.

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

Date: August 14, 2000                                  THE BOYDS COLLECTION, LTD.

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