Form 10-Q
period 2000-09-30
BOYDS COLLECTION LTD
filed 2000-11-14
CIK 1074530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q
                                ---------------

    (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

                 FOR THE TRANSITION PERIOD FROM       TO
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

                               Yes /X/    No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  COMMON STOCK, PAR VALUE $.0001 PER SHARE                      59,152,840
                   (Class)                         (Outstanding as of November 6, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           THE BOYDS COLLECTION, LTD.
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.  Financial Information
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of December 31,
           1999 and September 30, 2000...............................       3
         Condensed Consolidated Statements of Income for the Three
           Months and the Nine Months Ended September 30, 1999 and
           2000......................................................       4
         Condensed Consolidated Statement of Stockholders' Equity for
           the Nine Months Ended September 30, 2000..................       5
         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1999 and 2000..................       6
         Notes to Condensed Consolidated Financial Statements........       7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      11
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................      17

PART II.  Other Information
Item 1.  Legal Proceedings...........................................      18
Item 2.  Exhibits and Reports on Form 8-K............................      18
         Signatures..................................................      19

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           THE BOYDS COLLECTION, LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           2000
                                                              ------------   -------------
                                                                     (IN THOUSANDS)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................    $ 11,501       $  9,811
  Accounts receivable, less allowance for doubtful accounts
    of $459 at December 31, 1999 and $1,459 at
    September 30, 2000, respectively........................      23,036         41,015
  Inventory--primarily finished goods, less allowance for
    obsolete inventory of $625 and $2,068 in 1999 and 2000,
    respectively............................................      12,392         13,746
  Inventory in transit......................................       1,950          1,244
  Other current assets......................................       1,313            830
                                                                --------       --------
    Total current assets....................................      50,192         66,646

Property and equipment:
  Property and equipment....................................       5,425          6,624
  Less--accumulated depreciation                                  (1,811)        (2,531)
                                                                --------       --------
    Total property and equipment............................       3,614          4,093

Other assets:
  Deferred debt issuance costs..............................       6,384          5,021
  Deferred tax asset........................................     219,595        207,221
  Other assets..............................................       2,400          2,349
                                                                --------       --------
    Total other assets......................................     228,379        214,591
                                                                --------       --------
Total assets................................................    $282,185       $285,330
                                                                ========       ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $  1,462       $    616
  Accrued taxes.............................................       2,262            559
  Accrued expenses..........................................       5,464          1,787
  Interest payable..........................................       2,635          4,699
  Current portion of long-term debt.........................          --          6,250
                                                                --------       --------
    Total current liabilities...............................      11,823         13,911
Long-term debt..............................................     251,000        212,750

Commitments and contingencies (Notes 3, 5 and 7)

Stockholders' equity:
  Common stock (61,838 shares issued and outstanding at
    December 31, 1999 and September 30, 2000, respectively)
    and paid-in capital in excess of par....................     (40,502)       (41,133)
  Other comprehensive income:
  Cumulative translation adjustments........................           1             22
  Retained earnings.........................................      87,379        126,129
  Less: Treasury shares at cost (2,766 and 2,685 shares at
    December 31, 1999 and September 30, 2000,
    respectively)...........................................     (27,516)       (26,349)
                                                                --------       --------
    Total stockholders' equity..............................      19,362         58,669
                                                                --------       --------
Total liabilities and stockholders' equity..................    $282,185       $285,330
                                                                ========       ========

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

   FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       2000       1999       2000
                                                              --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...................................................  $59,266    $59,392    $160,177   $150,871
Cost of goods sold..........................................   20,146     22,206      53,872    55,457
                                                              -------    -------    --------   -------
  Gross profit..............................................   39,120     37,186     106,305    95,414
Selling, general and administrative expenses................    3,931      6,867      11,141    17,827
Other operating income......................................       86        137         602       623
                                                              -------    -------    --------   -------
Income from operations......................................   35,275     30,456      95,766    78,210
                                                              -------    -------    --------   -------
Other income/(expense)......................................       35         39         327       229
Interest expense:
  Interest expense..........................................    4,896      5,190      18,171    14,474
  Amortization of deferred debt issuance costs..............      182        179         597       538
                                                              -------    -------    --------   -------
Total interest expense......................................    5,078      5,369      18,768    15,012
                                                              -------    -------    --------   -------
Income before provision for
  income taxes and extraordinary item(s)....................   30,232     25,126      77,325    63,427
Provision for income taxes..................................   11,287     10,149      29,050    24,149
                                                              -------    -------    --------   -------
Income before extraordinary item(s).........................   18,945     14,977      48,275    39,278
Extraordinary item(s):
  Redemption premium on bonds (net of $2,138 tax benefit)...       --         --       3,802        --
  Write off of deferred debt issuance costs (net of $36,
    $98, $1,768 and $297 tax benefits respectively).........       64        174       3,144       528
                                                              -------    -------    --------   -------
Total extraordinary item(s).................................       64        174       6,946       528
                                                              -------    -------    --------   -------
Net income..................................................  $18,881    $14,803    $ 41,329   $38,750
                                                              =======    =======    ========   =======
Earnings per share:
  Basic Earnings Per Share
    Income Before Extraordinary Item(s).....................  $  0.31    $  0.25    $   0.81   $  0.66
    Extraordinary Item(s):
    --Redemption Premium on Bonds                                  --         --       (0.06)       --
    --Write Off of Deferred Debt Issuance Costs                    --         --       (0.05)       --
                                                              -------    -------    --------   -------
    Net Income..............................................  $  0.31    $  0.25    $   0.70   $  0.66
                                                              -------    -------    --------   -------
  Diluted Earnings Per Share
    Income Before Extraordinary Item(s).....................  $  0.31    $  0.25    $   0.81   $  0.66
    Extraordinary Item(s):
    --Redemption Premium on Bonds...........................       --         --       (0.06)       --
    --Write Off of Deferred Debt Issuance Costs.............       --         --       (0.05)    (0.01)
                                                              -------    -------    --------   -------
    Net Income..............................................  $  0.31    $  0.25    $   0.70   $  0.65
                                                              =======    =======    ========   =======

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                        COMMON STOCK
                                   ----------------------   COMMON STOCK                ACCUMULATED
                                     SHARES                  AND PAID-IN                   OTHER
                                   ISSUED AND    TREASURY    CAPITAL IN     TREASURY   COMPREHENSIVE   RETAINED
                                   OUTSTANDING    STOCK     EXCESS OF PAR    STOCK        INCOME       EARNINGS
                                   -----------   --------   -------------   --------   -------------   --------
                                                                  (IN THOUSANDS)
Balance, January 1, 2000.........    61,838       2,766       $(40,502)     $(27,516)         1        $ 87,379
  Issuance of common stock.......        --        (100)          (631)        1,292         --              --
  Repurchase of common stock.....        --          19             --          (125)        --              --
  Other comprehensive income:
    Foreign currency
      translation................        --          --             --            --         21              --
  Net income.....................        --          --             --            --         --          38,750
  Comprehensive income...........        --          --             --            --         21              --
                                     ------       -----       --------      --------        ---        --------
Balance, September 30, 2000......    61,838       2,685       $(41,133)     $(26,349)       $22        $126,129
                                     ======       =====       ========      ========        ===        ========


                                       OTHER           TOTAL
                                   COMPREHENSIVE   STOCKHOLDERS'
                                      INCOME          EQUITY
                                   -------------   -------------
                                          (IN THOUSANDS)
Balance, January 1, 2000.........          --         $19,362
  Issuance of common stock.......          --             661
  Repurchase of common stock.....          --            (125)
  Other comprehensive income:
    Foreign currency
      translation................          21              21
  Net income.....................      38,750          38,750
                                      -------
  Comprehensive income...........     $38,771              --
                                      =======         -------
Balance, September 30, 2000......                     $58,669
                                                      =======

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 41,329   $38,750
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       344       802
    Amortization and write off of deferred debt issuance
      costs.................................................     5,350     1,363
    Amortization of deferred tax asset......................    12,294    12,374
    Changes in assets and liabilities:
      Accounts receivable -- net............................   (14,625)  (17,979)
      Inventory.............................................    (2,978)   (1,354)
      Inventory in transit..................................     1,543       706
      Other current assets..................................      (255)      483
      Other assets..........................................       (94)      (31)
      Accounts payable......................................      (340)     (846)
      Accrued taxes.........................................       176    (1,703)
      Accrued expenses......................................      (665)   (3,677)
      Interest payable......................................      (741)    2,064
      Current portion of long-term debt.....................        --     6,250
                                                              --------   -------
        Net cash provided by operating activities...........    41,338    37,202
                                                              --------   -------
Cash flows from investing activities:
  Purchase of property and equipment........................    (1,656)   (1,199)
                                                              --------   -------
        Net cash used in investing activities...............    (1,656)   (1,199)
                                                              --------   -------
Cash flows from financing activities:
  Repayment of debt.........................................  (187,000)  (38,250)
  Sale of common stock (net of related fees and expenses)...   153,946       661
  Repurchase of common stock................................    (9,518)     (125)
                                                              --------   -------
        Net cash used in financing activities...............   (42,572)  (37,714)
                                                              --------   -------
Effect of exchange rate changes on cash.....................       (60)       21
                                                              --------   -------
Net increase (decrease) in cash and cash equivalents........    (2,950)   (1,690)
Cash and cash equivalents, beginning of period..............    11,606    11,501
                                                              --------   -------
Cash and cash equivalents, end of period....................  $  8,656   $ 9,811
                                                              ========   =======
Cash paid during the period for interest....................  $ 18,739   $12,371
                                                              ========   =======
Cash paid during the period for income taxes................  $ 11,250   $13,378
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

    The condensed consolidated balance sheet, as of September 30, 2000, the condensed consolidated statements of income for the three months and the nine months ended September 30, 1999 and 2000, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 2000 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

2. INITIAL PUBLIC OFFERING

    On March 5, 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. The proceeds to Boyds, after deducting the underwriting discount and attorney fees, were approximately $153.9 million. On March 12, 1999, $82.5 million of indebtedness under Boyd's senior secured credit facility was repaid from the proceeds. On April 12, 1999, Boyds applied proceeds of $71.9 million to redeem a portion of its 9% Senior Subordinated Notes due 2008. The payment comprised $5.9 million of redemption premium and $66.0 million of principal.

3. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    At December 31, 1999 and at September 30, 2000, Boyds had letters of credit outstanding under bank credit agreements amounting to $7,877 and $5,580, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

4. RELATED PARTY TRANSACTIONS

    For the third quarter and first nine months ended September 30, 1999, Boyds paid to Kohlberg, Kravis & Roberts approximately $94 and $368, respectively, for management fees and related expenses. For the third quarter and first nine months ended September 30, 2000, Boyds paid to Kohlberg, Kravis & Roberts approximately $94 and $667, respectively, for management fees, recruitment fees and related expenses.

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

5. LONG-TERM DEBT

    Long-term debt is summarized as follows:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1999           2000
                                                      ------------   -------------
9% Senior Subordinated Notes due May 15, 2008.......    $ 99,000       $ 99,000

Credit Agreement:
  Secured Tranche A Term Loans due April 2005.
    Interest based on LIBOR or base rate as
    defined.........................................      88,250         88,250
  Secured Tranche B Term Loans due April 2006.
    Interest based on LIBOR or base rate as
    defined.........................................      63,750         19,750
  Secured revolving loan commitment of $40,000.
    Interest based on LIBOR or base rate as
    defined.........................................          --         12,000
                                                        --------       --------
Sub-total...........................................     251,000        219,000

Less: Current portion of long-term debt.............          --         (6,250)
                                                        --------       --------
                                                        $251,000       $212,750
                                                        ========       ========

    Boyds has a senior secured credit facility with DLJ Capital Funding, Inc. and the other lenders which provides for term loans originally issued of $325.0 million and a revolver which allows maximum borrowings of $40.0 million. The terms of the credit facility contain certain financial covenants, including providing for a maximum leverage ratio and a minimum interest coverage ratio, as each is defined in the related credit agreement. The credit agreement also restricts Boyds' ability to pay dividends or make other distributions, incur additional indebtedness or make capital expenditures. Boyds is also required to prepay borrowings under the credit facility with the proceeds of certain asset sales and with a portion of its excess cash flow, as defined in the credit agreement. As of September 30, 2000, Boyds is in compliance with the required financial covenants of the credit facility.

    Borrowings under the credit facility are required to be secured by the capital stock of Boyds' subsidiaries. In connection with the 1998 transfer of Boyds' assets to its wholly owned subsidiary, The Boyds Collection Ltd. L. P. ("Boyds L.P."), Boyds pledged its interests in Boyds L.P. to secure the credit facility.

    At September 30, 2000, the weighted average interest rate in effect for the term loans was 7.601%, while the interest rate for the revolver was 7.3125%.

    Boyds also has outstanding 9% Senior Subordinated Notes due 2008, originally issued in the aggregate principal amount of $165.0 million. The notes contain certain financial covenants, including restricting Boyds' ability to incur additional indebtedness, pay dividends or make other distributions. At any time after May 15, 2003, Boyds may redeem the notes, in whole or in part, and was permitted at any time prior to May 15, 2001 to redeem up to 40% of the notes. Boyds redeemed $66.0 million aggregate principal amount of notes in connection with its initial public offering. Interest on the notes is payable semi-annually on May 15 and November 15.

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

5. LONG-TERM DEBT (CONTINUED)
    The scheduled maturities of the long-term debt are as follows:

2001......................................................  $  6,250
2002......................................................    14,000
2003......................................................    17,000
2004......................................................    23,000
Thereafter................................................   158,750

6. INCOME TAXES

    For federal income tax purposes, Boyds has elected to treat its recapitalization and stock purchase as an asset acquisition by making a
Section 338 Section (h)(10) election. As a result, there is a difference between the financial reporting and tax basis of Boyds' assets. The difference creates deductible goodwill for tax purposes, which creates a deferred tax asset for financial reporting purposes. The deferred tax asset will be realized as the goodwill is amortized over a period of fifteen years. In the opinion of management, Boyds believes it will have sufficient profits in the future to realize the deferred tax asset.

7. CONTINGENCIES

    Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of Boyds' management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position or results of operations of Boyds.

    On March 28, 2000, Boyds settled an outstanding lawsuit related to a claim for royalties. In complete and final resolution of the suit, Boyds has agreed to a settlement of the claim, resulting in a $3.1 million after tax charge, which charge was recorded in the period ended December 31, 1999, and paid in March, 2000

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

8. EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            1999       2000       1999       2000
                                                          --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Numerator for basic and diluted earnings per share:
  Net income............................................  $18,881    $14,803    $41,329    $38,750
                                                          =======    =======    =======    =======

Denominator:
  Denominator for basic earnings per share--weighted
    average shares......................................   61,101     59,153     59,393     59,147

Effect of dilutive securities:
  Effect of shares issuable under stock option plans
    based on treasury stock method......................      630        271        641        172
                                                          -------    -------    -------    -------
Denominator for diluted earnings per share--weighted
  average shares........................................   61,731     59,424     60,034     59,319
                                                          =======    =======    =======    =======

9. SUBSEQUENT EVENTS

    On October 17, 2000, Boyds repaid a further $13.75 million of the Tranche B Term Loans, leaving a balance outstanding of $6.0 million.

    As of November 6, 2000, Boyds had repurchased $11.5 million of its outstanding 9% Series B Senior Subordinated Notes due 2008, pursuant to its bond repurchase program for an aggregate amount of approximately $10.9 million. These repurchases were financed out of operating cash flow and $3.5 million of borrowings from its revolver.

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

RESULTS OF OPERATIONS

    The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       2000       1999       2000
                                                              --------   --------   --------   --------
Net sales...................................................  100.0 %     100.0%     100.0%     100.0%
Gross profit................................................  66.0         62.6       66.3       63.2
Selling, general and administrative expenses................  6.6          11.6        7.0       11.8
Other operating income......................................  0.1           0.2        0.4        0.4
                                                               -----      -----      -----      -----
  Income from operations....................................  59.5         51.2       59.7       51.8
                                                               -----      -----      -----      -----
Other income/(expense)......................................  0.1           0.1        0.2        0.2
Interest expense............................................  8.6           9.0       11.7       10.0
Provision for income taxes..................................  19.0         17.1       18.1       16.0
                                                               -----      -----      -----      -----
  Income before extraordinary items.........................  32.0  %      25.2%      30.1%      26.0%
                                                               =====      =====      =====      =====
Extraordinary item(s) (net of $36, $98, $3,906 and $297 tax
  benefits, respectively)...................................  0.1           0.3        4.3        0.3
                                                               -----      -----      -----      -----
  Net income................................................  31.9  %      24.9%      25.8%      25.7%
                                                               =====      =====      =====      =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

    NET SALES--Net sales increased $0.1 million, or 0.2%, to $59.4 million in the third quarter of 2000 from $59.3 million for the third quarter of 1999. Sales of Boyds' plush products decreased $3.3 million, or 10.2%, compared to the same quarter last year; sales of the Company's resin products decreased
$0.8 million, or 3.5%, compared to the same quarter last year; sales of the Company's doll products, previously included in the resin product category, decreased $0.1 million, or 4.0%, compared to the same quarter last year; and sales of the Company's newly introduced village products produced sales of $3.0 million. Sales of plush products represented 49% of the Company's net sales of $59.4 million in the quarter, while sales of resin products represented 37%, doll products represented 4% and village products represented 5%. During the quarter the continued strength of our village product line partially offset the slightly lower order volume for both plush products and collectible resin products, and the strategic elimination of certain product categories.

    GROSS PROFIT--Gross profit declined $1.9 million, or 4.9%, to $37.2 million in the third quarter of 2000 from $39.1 million for the third quarter of 1999. Gross profit as a percent of sales declined to 62.6% for the quarter from 66.0% for the same period in 1999. However, the dollar decline in gross profit and the decrease in gross profit as a percent of sales for the quarter were primarily attributable to a provision of $2.0 million for slow-moving inventory. Excluding this provision, gross profit as a percent to sales was 66.0% which is the same as was achieved for the same period last year, and reflects the impact of the corrective actions taken in the second quarter of this year.

    SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)--SG&A expenses increased $3.0 million, or 76.9%, to $6.9 million in the third quarter of 2000 from $3.9 million for the third quarter of 1999. SG&A expenses as a percent of sales increased to 11.6% for the quarter from 6.6% for the same period in 1999. The dollar increase for the quarter was primarily due to increased wages incurred in adding additional personnel, and a provision of $1.0 million for doubtful accounts. The increase in the percent of sales for the period was primarily due to the increased wages and a provision of $1.0 million for doubtful accounts. It should be noted that the headcount at the end of this quarter is 299, which compares to 298 at the end of the same period last year.

    INCOME FROM OPERATIONS--Income from operations declined $4.8 million, or 13.6%, to $30.5 million in the third quarter of 2000 from $35.3 million for the third quarter of 1999. The operating income margin declined to 51.2% for the quarter from 59.5% for the same period in 1999. The dollar decline in income from operations for the quarter was primarily attributable to the $2.0 million provision for slow-moving inventory and the increase in SG&A expense. The decline in operating income margin for the period was primarily due to the $2.0 million provision for slow-moving inventory and the increase in SG&A expense as a percent to sales.

    TOTAL INTEREST EXPENSE--Total interest expense increased $0.3 million, or 5.9%, to $5.4 million in the third quarter of 2000 from $5.1 million for the third quarter of 1999. Total interest expense as a percent of sales increased to 9.0% for the quarter from 8.6% for the same period in 1999. The increase in interest expense in both dollars and as a percent of sales for the quarter was primarily due to the increase in the applicable bank debt interest rates.

    INCOME TAXES--Income taxes declined $1.2 million, or 10.6%, to $10.1 million in the third quarter of 2000 from $11.3 million for the third quarter of 1999. Income taxes as a percent of sales declined to 17.1% for the quarter from 19.0% for the same period in 1999. The decline in income taxes in both dollars and as a percent to sales for the quarter was due to the decline in income from operations as previously discussed, partially offset by a $0.9 million accrual to record an increase in the estimated effective tax rate.

    INCOME BEFORE EXTRAORDINARY ITEM(S)--Income before extraordinary item(s) declined $3.9 million, or 20.6%, to $15.0 million in the third quarter of 2000 from $18.9 million for the third quarter of 1999.

The income before extraordinary item(s) margin declined to 25.2% for the quarter from 32.0% for the same period in 1999. The decline in actual net income before extraordinary item in both dollars and as a percent of sales for the quarter was primarily attributable to the $2.0 million provision for slow-moving inventory, the increase in SG&A expense and the $0.9 million additional income tax accrual.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

    NET SALES--Net sales declined $9.3 million, or 5.8%, to $150.9 million in the first nine months of 2000 from $160.2 million in the first nine months of 1999. Sales of Boyds' plush products declined $6.2 million, or 7.7%, compared to the same period last year; sales of the Company's resin products declined
$11.9 million, or 20.0%, compared to the same period last year; sales of the Company's doll products, previously included in the resin product category, increased $2.6 million, or 56.5%, compared to the same period last year; and sales of the Company's newly introduced village products produced sales of $5.5 million. Sales of plush products represented 49% of the Company's net sales of $150.9 million for the first nine months of 2000, while sales of resin products represented 31%, doll products represented 5% and village products represented 4%. Continuing softness in order volume for collectible resin products, the strategic elimination of certain product categories, and the early shipment of plush products in December 1999 in response to retailer requests were the main reasons for the decrease in sales. These were only partially offset by growth in our doll products and the launch of our village product line.

    GROSS PROFIT--Gross profit declined $10.9 million, or 10.3%, to $95.4 million in the first nine months of 2000 from $106.3 million for the first nine months of 1999. Gross profit as a percent of sales declined to 63.2% for the first nine months from 66.3% for the same period in 1999. The dollar decline in gross profit was primarily attributable to the decline in sales volume and a provision of $2.0 million for slow-moving inventory. The decrease in gross profit as a percent of sales was primarily attributable to slightly lower margins on the Spring 2000 product introductions, a situation which has now been remedied, increased freight costs, increased warehousing costs arising from higher inventory levels needed to satisfy customer demand, and a provision of $2.0 million for slow-moving inventory.

    SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)--SG&A expenses increased $6.7 million, or 60.4%, to $17.8 million for the first nine months of 2000 from $11.1 million for the first nine months of 1999. SG&A expenses as a percent of sales increased to 11.8% for the first nine months from 7.0% for the same period in 1999. The dollar increase was primarily due to increased wages incurred in adding additional personnel, and a provision of $1.0 million for doubtful accounts. The increase in the percent of sales was primarily due to the increased wages, a provision of $1.0 million for doubtful accounts and the decrease in sales.

    INCOME FROM OPERATIONS--Income from operations declined $17.6 million, or 18.4%, to $78.2 million in the first nine months of 2000 from $95.8 million for the first nine months of 1999. The operating income margin declined to 51.8% for the first nine months from 59.7% for the same period in 1999. The dollar decline in income from operations was primarily attributable to the decline in sales. The decline in operating income margin was primarily due to the $2.0 million provision for slow-moving inventory and the increase in SG&A expense as a percent to sales.

    TOTAL INTEREST EXPENSE--Total interest expense declined $3.8 million, or 20.2%, to $15.0 million in the first nine months of 2000 from $18.8 million for the first nine months of 1999. Total interest expense as a percent of sales declined to 10.0% for the first nine months from 11.7% for the same period in 1999. The decline in total interest expense in both dollars and as a percent of sales was due to the reduction of debt from excess cash and the reduction of interest rates due to the deleveraging of Boyds.

    INCOME TAXES--Income taxes declined $5.0 million, or 17.2%, to $24.1 million in the first nine months of 2000 from $29.1 million for the first nine months of 1999. Income taxes as a percent of sales declined to 16.0% for the first nine months from 18.1% for the same period in 1999. The decline in income taxes in both dollars and as a percent to sales was due to the decline in income from operations as previously discussed, partially offset by a $0.9 million accrual to record an increase in the estimated effective tax rate.

    INCOME BEFORE EXTRAORDINARY ITEM(S)--Income before extraordinary item(s) declined $9.0 million, or 18.6%, to $39.3 million in the first nine months of 2000 from $48.3 million for the first nine months of 1999. The income before extraordinary item(s) margin declined to 26.0% for the first nine months from 30.1% for the same period in 1999. The decline in income before extraordinary item(s) in both dollars and as a percent of sales was primarily attributable to the $2.0 million provision for slow-moving inventory, the increase in SG&A expense, the $0.9 million additional income tax accrual, and the sales decline.

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

    NET INCOME--Net income declined $2.5 million, or 6.1%, to $38.8 million in the first nine months of 2000 from $41.3 million for the first nine months of 1999. The net income margin declined to 25.7% for the first nine months from 25.8% for the same period in 1999. The decline in net income in both dollars and as a percent of sales was primarily due to the decline in sales, the $2.0 million provision for slow-moving inventory, and the increase in SG&A expense which, together, more than offset the impact of the extraordinary items in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operations decreased $4.1 million, or 9.9%, to $37.2 million for the first nine months of 2000 from $41.3 million for the first nine months of 1999. The cash flow decrease was primarily attributable to the decreases in net income, accrued expenses and accrued taxes, and the increase in accounts receivable, partially offset by the increase in interest payable and lower inventory growth. Net cash used in financing activities decreased $4.9 million, or 11.5%, to $37.7 million for the first nine months of 2000, from $42.6 million for the first nine months of 1999. The funds obtained in 1999 were realized primarily from the sale of Company stock and were used to repay outstanding debt and the fees and expenses related to the stock sale.

    Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt.

    In April, 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into the credit agreement. On April 12, 1999, Boyds repaid $66.0 million of the notes, leaving a balance outstanding of $99.0 million. Boyds has repaid $217.0 million of the $325.0 million of term loans under the credit agreement through September 30, 2000, leaving a balance outstanding of $108.0 million. The revolving credit facility provides loans in an aggregate amount of up to $40.0 million. Boyds had borrowed $12.0 million under the revolving credit facility at September 30, 2000. Thus, the unused balance available under the revolving credit facility will be available to fund the working capital requirements of Boyds.

    Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds' option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the Tranche A term loan is amortizing over six years and the Tranche B term loan is amortizing over seven years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds' ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow, as defined in the credit agreement.

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

    On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of an additional 3.0 million shares of the Company's common stock. As of September 30, 2000, Boyds had repurchased 19,200 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $0.1 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

    On July 27, 2000 the Company announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of September 30, 2000, Boyds had not repurchased any notes pursuant to this note repurchase program. Any future repurchases under this program are expected to be financed out of operating cash flow or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

    During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for periods beginning after June 15, 1999. During 1999 the FASB delayed the effective date for one year to fiscal years beginning after June 15, 2000. Boyds has determined that the adoption of this statement will not affect its financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 was issued to provide guidance in applying generally accepted accounting principles to the large number of revenue recognition issues that registrants encounter, including nonrefundable, up-front fees and the disclosure of judgements as to the appropriateness of the principles relating to revenue recognition accounting policies. Since the issuance of SAB 101, the Staff has received requests from a number of groups asking for additional time to determine the effects, if any, on registrants' revenue recognition practices and as such, the SEC has delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Boyds continues to study SAB 101, however, it is anticipated that its adoption will not affect the Company's financial position or results of operations.

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

  Date: November 7, 2000                                    THE BOYDS COLLECTION, LTD.

                                                       By:            /s/ CHRISTINE L. BELL
                                                            -----------------------------------------
                                                                        Christine L. Bell
                                                                     CHIEF OPERATING OFFICER,
                                                                     CONTROLLER AND SECRETARY

                                                       By:              /s/ PETER H. FROST
                                                            -----------------------------------------
                                                                          Peter H. Frost
                                                                     CHIEF FINANCIAL OFFICER