Form 10-K
period 2000-12-31
BOYDS COLLECTION LTD
filed 2001-04-02
CIK 1074530

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 001-14843

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         COMMON STOCK, PAR VALUE $.0001 PER SHARE                     NEW YORK STOCK EXCHANGE

                    Title of each Class                      Name of each Exchange on which Registered

                     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                                 None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the Registrant's Common Stock held by non-affiliates (assuming solely for the purpose of this calculation that directors and officers are affiliates) of the Registrant, based on the reported last sale price of such stock on the New York Stock Exchange on March 9, 2001, was approximately $103,444,163.

    As of March 9, 2001, the number of shares of the Registrant's Common Stock outstanding was 59,152,840.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement relating to the Registrant's 2001 Annual Meeting of Stockholders which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I

Item 1.                 Description of Business.....................................      2

Item 2.                 Properties..................................................      6

Item 3.                 Legal Proceedings...........................................      6

Item 4.                 Submission of Matters to a Vote of Security Holders.........      6

PART II

Item 5.                 Market for Registrant's Common Equity and Related                 7
                        Stockholder Matters.........................................

Item 6.                 Selected Financial Data.....................................      8

Item 7.                 Management's Discussion and Analysis of Financial Condition       8
                        and Results of Operations...................................

Item 7A.                Quantitative and Qualitative Disclosures About Market            14
                        Risk........................................................

Item 8.                 Financial Statements and Supplementary Data.................     15

Item 9.                 Changes in And Disagreements With Accountants on Accounting      32
                        and Financial Disclosure....................................

PART III

Item 10.                Directors and Executive Officers............................     32

Item 11.                Executive Compensation......................................     32

Item 12.                Security Ownership of Certain Beneficial Owners and              32
                        Management..................................................

Item 13.                Certain Relationships and Related Transactions..............     32

PART IV

Item 14.                Exhibits, Financial Statement Schedules and Reports on Form      33
                        8-K.........................................................

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    The Boyds Collection, Ltd. ("Boyds") is a leading designer, importer and distributor of high-quality, hand-crafted collectibles and other specialty giftware products.

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

BUSINESS SEGMENTS

    Boyds has determined that it operates in one segment, collectibles. In addition, less than 3% of total revenue is derived from customers outside the United States and almost all long lived assets are located in the United States. No customer represents more than 10% of total revenue.

PRODUCT LINES

    Since 1982, Boyds' product lines have expanded from plush bears to include other plush animals such as hares, moose and cats, resin figurines, resin houses, porcelain dolls and boxes and related clothing and accessories, as described below.

RESIN FIGURINES

    Boyds' resin figurine category currently consists of three main collections, BEARSTONES, FOLKSTONES and DOLLSTONES, and three sub-collections, PURRSTONES, SHOEBOX BEARS-TM- and WEE FOLKSTONES. Together, these categories include over 300 styles of finely detailed, hand-painted miniature cast resin bears, other animals and people.

    Boyds introduced the BEARSTONES in 1993 with ten different styles. Since its introduction, Boyds has expanded the offerings to include additional figurines, resin jewelry, ornaments, waterballs, SHOEBOX BEARS-TM-, votive holders, ceramics, PURRSTONES, picture frames, wooden clocks, ceramic cookie jars and mugs.

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

PLUSH ANIMALS

    Boyds began selling its plush animals in 1982 and its plush animal category consists of both dressed and non-dressed animals, most of which are fully jointed with sewn-in joints for arms, legs and heads. Today the plush animal category has grown to encompass over 400 different items ranging from 2 1/2" miniatures to 40" large animals.

    Boyds' non-dressed plush animal lines include the BEARS IN THE ATTIC, the ARTISAN SERIES-TM-, THE MOHAIR BEARS, J.B. BEAN & ASSOCIATES, the ARCHIVE COLLECTION and ANGELS AND FRIENDS-TM- ornaments. The largest revenue-generating line in this plush category is Boyds' J.B. BEAN & ASSOCIATES, featuring fully-jointed bears, hares, moose, lambs and other animals.

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

OTHER PRODUCTS

    In the fall of 1997, Boyds introduced limited edition porcelain dolls which Boyds continues to expand. During 1999 Boyds completed the integration of H. C. Accents, a home decor giftware company acquired in late 1998, expanding both its customer base and product offerings. In addition to Boyds resin figurine and plush animal lines, Boyds sells over 300 additional items which generally generate margins comparable to its resin figurine and plush animal lines. These revenues are generated by products ranging from miniature furniture, wooden accessories and glasses, through cast iron products, resin accessories and porcelain dolls, to home decor and bearly-built villages. Various printed and promotional materials are sold to support Boyds product lines. Boyds also sells products to its collectors club members (FRIENDS OF BOYDS).

NEW PRODUCT INTRODUCTIONS

    Boyds continually evaluates new product ideas and regularly introduces new product lines that maintain Boyds' whimsical and "Folksy with Attitude" themes. For fiscal 2000, Boyds concentrated on broadening the giftability of its core resin figurine and plush animal product lines and expanding the porcelain dolls. Boyds also introduced the following new lines:

    - BEARLY-BUILT VILLAGES, a new line of miniature houses and related accessories

    - TREASURE BOXES, a new line of miniature resin hinged boxes

PRODUCT DESIGN AND DEVELOPMENT

    Boyds' creative design team works with its manufacturers, primarily in the People's Republic of China, to create prototypes and refine the product's appearance for review by Boyds. Boyds also works with its buying agencies and manufacturers in order to ensure the product can be produced at an acceptable cost per unit, without compromising quality, given a certain level of production.

INTELLECTUAL PROPERTY

    TRADEMARKS. Boyds has obtained 16 United States trademark registrations for trademarks and logos related to its resin figurines and plush animals. These registrations allow Boyds to use on an exclusive basis these trademarks and logos in the United States in connection with its products. If Boyds continues to use such trademarks and logos and makes timely filings with, and pays all required fees to, the United States Patent and Trademark Office, its trademark registrations can exist in perpetuity. Boyds also has common-law trademark rights to the extent it uses unregistered names and logos on its various products. The strength and scope of these rights is determined by the geographic extent and duration of their use. Additionally, to the extent that the packaging and overall visual impact of Boyds' products is inherently distinctive or has acquired distinctiveness through sales in the marketplace, Boyds has proprietary rights in such "trade dress" of its products.

    COPYRIGHTS. Boyds has secured more than 600 copyright registrations for its products with the United States Copyright Office. Boyds may enforce these rights in United States courts with regard to infringements occurring in the United States and also, to varying extents, in foreign jurisdictions with regard to infringements occurring outside the United States. In addition, Boyds has copyrights in the original expression contained in other products that it has created, whether or not those copyrights have been registered. In all events, Boyds' copyright in its products is limited in scope to the original, creative expression embodied in them and does not extend to elements drawn from public sources or to functional elements. For all products created by or on behalf of Boyds since its founding date, the U.S. copyright currently runs for a term of 95 years from the date of their creation.

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

SOURCING OF PRODUCTS

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

    Substantially all of Boyds' products are subject to customs duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on Boyds' products. The United States and the foreign countries in which Boyds' products are manufactured may, from time to time, impose new quotas, duties, tariffs or other charges or restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could adversely affect Boyds' financial condition or results of operations or its ability to continue to import products at current or increased levels. Boyds cannot predict what regulatory changes may occur or the type or amount of any possible financial impact on Boyds in the future.

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

DISTRIBUTION NETWORK AND CUSTOMERS

    Boyds has a large national distribution network, which includes approximately 18,000 independent retail gift and collectibles accounts, high-end department stores and selected catalogue retailers, representing approximately 24,000 individual retail outlets. Boyds' resin figurine product line is sold through a network of authorized dealers consisting of approximately 8,000 accounts, selected primarily from Boyds' plush-only dealers. The top ten accounts comprised approximately 15% of net product sales during fiscal 2000.

    Boyds believes it has very low annual customer account turnover among its resin dealers and normal turnover for its other dealers. Turnover among non-resin dealers occurs primarily in small accounts, which become inactive due to ownership changes, poor credit or lack of commitment to Boyds' products. Accounts which became inactive in fiscal 2000 represented approximately 4% of Boyds' fiscal 1999 net sales. Boyds generally does not offer dating terms or volume discounts.

SALES & MARKETING OF PRODUCTS

    Boyds sends catalogues and promotional mailings to all retailers at least twice a year for its spring and fall product offerings. Boyds generates its order volume through its team of telemarketers and internal sales personnel, catalogue mailings to its retailers and from trade show sales. Boyds leases showroom space in Atlanta and Dallas. Approximately 40% of orders are taken between November and April, while approximately 60% of orders are placed between May and October in anticipation of the holiday season.

    Each major component of Boyds' account base, including resin figurine dealers, department stores, catalogue retailers and general accounts, is managed by a different group of sales professionals. Boyds' showrooms are staffed with full-time employees.

COMPETITION WITH PRODUCERS OF COLLECTIBLE, GIFTWARE AND HOME DECORATIVE PRODUCTS

    Boyds competes generally for the disposable income of consumers and, in particular, with other producers of fine quality collectibles, specialty giftware and home decorative accessory products. The collectibles area, in particular, is affected by changing consumer tastes and interests. The giftware and collectibles industries are highly competitive, with a large number of both large and small participants. Boyds' competitors distribute their products through independent gift retailers, department stores, mass merchandisers and catalogue retailers or through direct response marketing. Boyds believes the principal elements of competition in the giftware and collectibles industries are product design and quality, product and brand name loyalty, product display and price. Boyds believes its competitive position is enhanced by a variety of factors, including the innovativeness, quality and enduring themes of Boyds' products, its reputation among retailers and consumers, its in-house design expertise, its sourcing and marketing capabilities and the pricing of its products. Some of Boyds' competitors, however, are part of large, diversified companies having greater financial resources and a wider range of products than Boyds. In addition, this industry is subject to intense competition from small and large companies, each having the ability to create unique, appealing products at relatively low entry cost.

EMPLOYEES

    Boyds currently employs a total of 293 full time individuals, 269 of whom are located in McSherrystown, Pennsylvania. None of these employees are represented by labor unions. Boyds also uses contract labor to work at the various trade shows around the nation.

ITEM 2. PROPERTIES

SHOWROOMS, WAREHOUSING, DISTRIBUTION AND FACILITIES

    Boyds leases approximately 209,000 square feet of distribution and warehouse space in McSherrystown, Pennsylvania. Boyds' existing distribution center includes two loading docks, two automated conveyor systems and 180,000 square feet of storage area, which are in good operating condition. Boyds' lease expires in 2009. Boyds completed the building of an additional 54,000 square feet of leased warehouse space during fiscal 1999. Attached to the warehouse area is Boyds' 24,000 square-foot corporate headquarters which is subject to the same lease provisions. Boyds also leases office space for its H. C. Accents business in Illinois and showroom space in Atlanta and Dallas. Management believes that its current facilities are suitable and adequate for Boyds' planned growth needs for the next several years, and vacant land is available on-site for additional expansion should it be necessary.

DEVELOPMENT AND UPGRADES OF MANAGEMENT INFORMATION SYSTEMS

    Boyds' management information systems have been developed through the modification of off-the-shelf software programs to serve Boyds' current needs. Boyds launched its official company website on November 15, 1999 at WWW.BOYDSSTUFF.COM. which, among other things, permits interested collectors to sign-up for club membership online. On February 14, 2001, Boyds implemented its B2B website which permits Boyds' dealers to place their orders, review order status, check their accounts, etc. via a "business-to-business" link. Later in 2001 Boyds will complete upgrades which will include a system to assist the telemarketers with their accounts and other improvements.

ITEM 3. LEGAL PROCEEDINGS

    Boyds has received from the State of Pennsylvania an assesstment to pay additional franchise taxes of approximately $7.0 million for 1998. Boyds firmly believes that the assessment is without merit and intends to vigorously contest the assessment in its entirety. In addition, Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of Boyds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since Boyds' initial public offering of 16,000,000 shares of its Common Stock on March 4, 1999, Boyds' Common Stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "FOB". To date, the NYSE has been the principal market for the exchange of the freely tradable shares of Boyds' Common Stock. The following table shows, on a per share basis, the high and low prices for the common stock for the periods indicated as reported on the New York Stock
Exchange:

                                                              1999                  2000
                                                       -------------------   -------------------
QUARTER ENDED                                            HIGH       LOW        HIGH       LOW
-------------                                          --------   --------   --------   --------
March 31.............................................  $18.6250   $16.0000   $ 7.7500   $5.9375
June 30..............................................  $18.6875   $11.6875   $11.0000   $5.6250
September 30.........................................  $17.5000   $12.0000   $10.0000   $7.3750
December 31..........................................  $14.0625   $ 6.5000   $ 9.9375   $6.7500

    As of March 9, 2001, the approximate number of holders of record of Boyds' common stock was 592. Since its initial public offering in 1999, Boyds has not paid cash dividends on its common stock, however, Boyds' may consider paying cash dividends in the future. Boyds intends to retain its earnings to finance the development and growth of its business. Currently Boyds is subject to restrictions that limit its ability to declare and pay cash dividends on its common stock under certain covenants contained in Boyds' debt agreements.

ITEM 6. SELECTED FINANCIAL DATA

                          FIVE YEAR FINANCIAL SUMMARY

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1996       1997       1998       1999       2000
                                            --------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
OPERATIONS
Net sales.................................  $ 98,497   $130,605   $199,069   $211,096   $184,047
Gross profit..............................    65,475     87,327    135,217    138,767    114,066
Selling, general and administrative
  expenses................................     4,991      6,239     11,881     20,426     26,671
Income from operations....................    60,739     81,495    123,353    118,357     87,407
Interest expense..........................       187        286     29,687     23,947     19,503
Income before extraordinary items.........    60,097     79,130     66,278     60,110     42,007
Extraordinary items.......................        --         --         --      7,008        611
Net income................................    60,097     79,130     66,278     53,102     41,396

COMMON STOCK DATA
Net income per share:
  -- Basic................................  $   0.38   $   0.50   $   0.79   $   0.89   $   0.70
  -- Diluted..............................  $   0.38   $   0.50   $   0.79   $   0.89   $   0.70
Book value per share......................  $   0.01   $   0.03   $  (1.89)  $   0.33   $   1.04
Weighted average shares and equivalents
  outstanding
  -- Basic................................   157,672    157,672     84,142     59,495     59,149
  -- Diluted..............................   157,672    157,672     84,485     59,797     59,345

FINANCIAL POSITION
Cash and cash equivalents.................     6,083     11,210     11,606     11,501      3,191
Working capital...........................    19,333     34,608     33,868     56,024     49,996
Total assets..............................    22,582     38,936    298,410    282,185    263,313
Total debt................................    19,300     30,000    443,000    251,000    193,407
Total stockholders' equity (deficit)......     1,191      5,272   (158,766)    19,362     61,286

OTHER DATA
Gross profit margin.......................      66.5%      66.9%      67.9%      65.8%      62.0%
Operating income margin...................      61.7%      62.4%      62.0%      56.1%      47.5%
Depreciation and amortization.............  $    221   $    254   $  2,260   $  6,303   $  3,603
Capital expenditures......................       269        367      1,247      2,763      2,752

------------------------

Note: Certain reclassifications have been made to the prior years' amounts to conform to the fiscal 2000 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2000 has been derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto.

GENERAL

    Boyds has grown significantly to become a leading domestic designer, importer and distributor of branded, high-quality, hand-crafted collectibles and other specialty giftware products. Boyds sells its products through an extensive network of approximately 18,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels.

    Boyds' products include plush animals, resin figurines, porcelain dolls, houses and others. The following table sets forth Boyds' plush animals, resin figurines, dolls, houses and other sales and their percentage of Boyds' net sales:

                                                          YEAR ENDED                          YEAR ENDED
                                                         DECEMBER 31,                        DECEMBER 31,
                                                ------------------------------      ------------------------------
                                                  1998       1999       2000          1998       1999       2000
                                                --------   --------   --------      --------   --------   --------
                                                    (DOLLARS IN MILLIONS)
Plush animals.................................   $ 97.9     $110.7     $ 90.5         49.2%      52.4%      49.2%
Resin figurines...............................     80.7       72.1       56.4         40.5%      34.2%      30.7%
Dolls.........................................      3.4        6.7        9.5          1.7%       3.2%       5.2%
Houses........................................       --         --        6.1           --         --        3.3%
Other.........................................     17.1       21.6       21.5          8.6%      10.2%      11.6%
                                                 ------     ------     ------        -----      -----      -----
    Net sales.................................   $199.1     $211.1     $184.0        100.0%     100.0%     100.0%
                                                 ======     ======     ======        =====      =====      =====

    The most important ranges within the plush animal category are the dressed animals in the T. J'S. BEST DRESSED collection, introduced in 1992, and the other custom-designed plush animals. Boyds began selling non-dressed plush animals in 1982 and has since introduced product collections which currently include BEARS IN THE ATTIC-TM-, J. B. BEAN & ASSOCIATES, the ARCHIVE COLLECTION-TM- and MOHAIR BEARS.

    There are three major figurine product lines within the resin figurine category, BEARSTONES, FOLKSTONES and DOLLSTONES. In late 1993, Boyds introduced its BEARSTONES product line, which was an immediate success. In early 1994, Boyds introduced another resin figurine line known as FOLKSTONES, followed by DOLLSTONES in late 1995. Boyds also established a network of dealers in 1994, selected primarily from Boyds' plush-only dealers, that were authorized to carry Boyds' resin figurine product lines. These dealers have grown in number to 8,000 accounts and accounted for approximately 65% of Boyds' net sales in fiscal 2000. Boyds currently has a waiting list of over 5,700 retailers that have expressed interest in becoming resin figurine dealers.

    The porcelain doll line was launched in the fall of 1997 to a positive response and has continued to grow, aided by the expansion of the sizes offered, which now range from 12" to 16".

    The house line was launched in January 2000 and consists of resin houses and related "village" accessories.

    Included in other sales are collectors club sales which are generated from annual dues collected directly from consumers who become members of Boyds' collectors club, THE LOYAL ORDER OF FRIENDS OF BOYDS, which began in July 1996 and currently has approximately 100,000 paying members. This category also includes sales from H. C. Accents, a home decor company acquired by Boyds in October, 1998, and licensing income. Boyds licenses its product designs to other companies for products including stationery, greeting cards and home textiles. Boyds believes such licensing, in addition to providing royalty income, helps to increase consumer awareness of Boyds' designs and brand image. Boyds reports royalty income as other sales.

    Selling, general and administrative expenses are comprised of overhead, selling and marketing costs, administration and professional fees. For fiscal 2000, Boyds' SG&A expenses were $26.7 million, representing 14.5% of net sales. Unlike many of its competitors, Boyds does not utilize a network of internal or independent commissioned sales personnel, but relies instead on an in-house team of non-commissioned telemarketing and sales professionals. In addition, Boyds exhibits its products at many national and regional tradeshows where orders are taken by Boyds' employees and part-time help. Boyds operates almost exclusively out of a leased office/distribution facility in McSherrystown, Pennsylvania where it believes both labor and rental costs are attractive.

    Boyds has substantial operating income margins and has experienced significant growth in income from operations. Its income from operations has increased from $60.7 million in fiscal 1996 to $87.4 million for fiscal 2000. Historically, Boyds has funded its cash needs from operations and has not found it necessary to make substantial capital investments.

RESULTS OF OPERATIONS

    The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1998          1999          2000
                                                                  --------      --------      --------
Net sales...................................................       100.0%        100.0%        100.0%
Gross profit................................................        67.9%         65.8%         62.0%
Selling, general and administrative expenses................         5.9%          9.7%         14.5%
Other operating income, net.................................          --            --            --
    Income from operations..................................        62.0%         56.1%         47.5%
Other income, net...........................................         0.1%          0.2%          0.1%
Expenses related to the recapitalization....................         1.6%           --            --
Interest expense............................................        14.9%         11.4%         10.6%
Provision for income taxes..................................        12.3%         16.4%         14.2%
    Income before extraordinary items.......................        33.3%         28.5%         22.8%
Extraordinary items (net of tax benefits)...................          --           3.3%          0.3%
                                                                   -----         -----         -----
    Net income..............................................        33.3%         25.2%         22.5%
                                                                   =====         =====         =====

FISCAL YEAR ENDED DECEMBER 31, 2000 VS. FISCAL YEAR ENDED DECEMBER 31, 1999

    NET SALES--Net sales decreased $27.1 million, or 12.8%, to $184.0 million in 2000 from $211.1 million in 1999. Sales of Boyds' plush products decreased
$20.2 million, or 18.3%, to $90.5 million in 2000 from $110.7 million in 1999; sales of the Company's resin products decreased $15.7 million, or 21.8%, to $56.4 million in 2000 from $72.1 million in 1999; sales of the Company's doll products, previously included in the resin product category, increased
$2.8 million, or 41.8%, to $9.5 million in 2000 from $6.7 million in 1999; and sales of the Company's newly introduced village products produced sales of $6.1 million. Sales of plush products represented 49% of the Company's net sales of $184.0 million for 2000, while sales of resin products represented 31%, doll products represented 5% and village products represented 3%. The overall sales shortfall resulted from the weakness in the retail marketplace that persisted over the past year, while the increase in sales of the Company's doll products is primarily attributable to new product introductions and expanded distribution.

    GROSS PROFIT--Gross profit decreased $24.7 million, or 17.8%, to $114.1 million in 2000 from $138.8 million in 1999. Gross profit as a percentage of sales decreased to 62.0% in 2000 from 65.8% in 1999. The dollar decrease in gross profit was primarily attributable to the decrease in sales volume. The decrease in gross profit as a percentage of sales was primarily attributable to increased freight costs, a provision for retired inventory of approximately
$3.0 million and lower gross margins on key product lines in the first six months of 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--SG&A expenses increased
$6.2 million, or 30.6%, to $26.7 million in 2000 from $20.4 million in 1999. SG&A expenses as a percentage of sales increased to 14.5% in 2000 from 9.7% in 1999. The increase in dollars and percentage of sales is primarily attributable to increased wages arising from the annualized impact of additional personnel, additional marketing costs and a provision of $2.0 million for doubtful accounts. This increase was partially offset by a provision of $4.4 million for a legal settlement recorded in 1999.

    INCOME FROM OPERATIONS--Income from operations decreased $31.0 million, or 26.1%, to $87.4 million in 2000 from $118.4 million in 1999. The operating income margin decreased to 47.5% in 2000 from 56.1% in 1999. The decrease in dollars and operating margin is primarily attributable to the sales shortfall, the decrease in gross profit margin and the increase in SG&A expenses.

    TOTAL INTEREST EXPENSE--Total interest expense decreased $4.4 million, or 18.6%, to $19.5 million in 2000 from $23.9 million in 1999. Total interest expense as a percentage of sales decreased to 10.6% in 2000 from 11.3% in 1999. The decrease in total interest expense in both dollars and as a percentage of sales is primarily attributable to the reduction of debt through the application of excess cash and reduction of interest rates due to the deleveraging of Boyds.

    INCOME TAXES--Income taxes decreased $8.5 million, or 24.5%, to $26.2 million in 2000 from $34.7 million in 1999. This decrease is attributable to the decline in sales and gross margin, and the growth in SG&A expenses.

    EXTRAORDINARY ITEMS--The $1.1 million charge, net of tax, relates to the write-off of deferred debt issuance costs arising from the early paydown of long term debt. The $0.5 million gain, net of tax, relates to the repurchase of company bonds below par.

FISCAL YEAR ENDED DECEMBER 31, 1999 VS. FISCAL YEAR ENDED DECEMBER 31, 1998

    NET SALES--Net sales increased $12.0 million, or 6.0%, to $211.1 million in 1999 from $199.1 million in 1998. Sales of Boyds' plush products increased
$12.8 million, or 13.1%, to $110.7 million in 1999 from $97.9 million in 1998; while sales of the Company's resin products decreased $8.6 million, or 10.7%, to $72.1 million in 1999 from $80.7 million in 1998; sales of the Company's doll products, previously included in the resin product category, increased
$3.3 million, or 97.1%, to $6.7 million in 1999 from $3.4 million in 1998. Sales of plush products represented 52% of the Company's net sales of $211.1 million in 1999, while sales of resin products represented 34% and doll products represented 3%. Continuing softness in order volume and sales of our resin products impacted the year.

    GROSS PROFIT--Gross profit increased $3.6 million, or 2.6%, to $138.8 million in 1999 from $135.2 million in 1998. Gross profit as a percentage of sales decreased to 65.8% in 1999 from 67.9% in 1998. The dollar increase in gross profit is primarily attributable to the increase in sales volume. The decrease in gross profit as a percentage of sales is primarily attributable to increased freight costs and warehousing costs arising from higher inventory levels needed to satisfy customer demand.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--SG&A expenses increased
$8.5 million, or 71.9%, to $20.4 million in 1999 from $11.9 million in 1998. SG&A expenses as a percentage of sales increased to 9.7% in 1999 from 5.9% in 1998. The increase in dollars and percentage of sales is primarily attributable to increased wages incurred in adding additional personnel and a $4.4 million provision for a legal settlement.

    INCOME FROM OPERATIONS--Income from operations decreased $5.0 million, or 4.1%, to $118.4 million in 1999 from $123.4 million in 1998. The operating income margin decreased to 56.1% in 1999 from 62.0% in 1998. The dollar decrease in income from operations is primarily attributable to the legal settlement reserve, which was partially offset by the increase in net sales for the period. The decrease in operating income margin is due to a decrease in gross profit margin, an increase in SG&A expenses as a percent of sales for the period and the legal settlement provision.

    EXPENSES RELATED TO THE RECAPITALIZATION--Transaction costs of $3.2 million for 1998 were related to non-recurring bonuses paid to key employees in connection with the recapitalization.

    TOTAL INTEREST EXPENSE--Total interest expense decreased $5.7 million, or 19.3%, to $23.9 million in 1999 from $29.7 million in 1998. Total interest expense as a percentage of sales decreased to 11.3% in 1999 from 14.9% in 1998. The decrease in total interest expense in both dollars and as a percentage of sales is primarily attributable to the application of the funds received from the initial public offering in March 1999, which reduced the debt, further debt reduction through the application of excess cash and reduction of interest rates due to the deleveraging of Boyds.

    INCOME TAXES--Income taxes increased $10.2 million, or 41.6%, to $34.7 million in 1999 from $24.5 million in 1998. This increase is generally attributable to the change in Boyds' tax status from an S Corporation to a C Corporation in April 1998.

    EXTRAORDINARY ITEMS--Extraordinary item of $3.8 million, net of tax, for the redemption premium on bonds related to the early retirement of $66.0 million of senior subordinated notes and of $3.2 million, net of tax, for the write-off of deferred debt issuance costs related to the early paydown of $126.0 million of other long term debt. The senior subordinated note repayment and $82.5 million of the other long term debt repayment resulted from the use of the proceeds of the initial public offering, which occurred in March 1999. The remaining
$43.5 million for the early paydown of the other long term debt came from operating cash flow.

LIQUIDITY AND CAPITAL RESOURCES

    Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt. Cash flow from operations decreased $18.1 million, or 26.0%, to $51.5 million in 2000 from $69.6 million in 1999. The cash flow decrease was primarily attributable to the decreases in net income, accrued expense and accrued taxes, partially offset by a decrease in inventory-net. Net cash used in financing activities decreased $9.9 million, or 14.8%, to $57.1 million in 2000, from $67.0 million in 1999. The funds, realized primarily from net income, were used to repay outstanding debt.

    In connection with the recapitalization discussed in Note 1 to the Consolidated Financial Statements, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan and a senior secured revolving credit facility providing for borrowings up to $40.0 million. On
April 12, 1999, Boyds repaid $66.0 million of the notes, and has subsequently repaid a further $16.3 million, leaving a balance outstanding of $82.7 million. Boyds has repaid $236.8 million of the term loans under the credit agreement through December 31, 2000, leaving a balance outstanding of $88.3 million. The revolving credit facility provides loans in an aggregate amount of up to $40.0 million. Boyds had borrowed $22.5 million under the revolving credit facility at December 31, 2000. Thus, the unused balance available under the revolving credit facility will be available to fund the working capital requirements of Boyds.

    Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds' option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the Tranche A term loan is amortizing over six years and the Tranche B term loan is amortizing over seven years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds' ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow, as defined in the credit agreement. As of December 31, 2000, the Tranche B term loan had been fully repaid.

    Boyds does not expect to incur significant capital expenditures for the foreseeable future, due to its sourcing arrangements with suppliers.

    Management believes that cash flow from operations and availability under the revolving credit facility will provide adequate funds for Boyds' foreseeable working capital needs, planned capital expenditures, debt service obligations, the common stock repurchase program and the bond repurchase program. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Boyds on acceptable terms or at all. Boyds' ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Boyds' control.

    On May 28, 1999, Boyds' Board of Directors approved the repurchase of up to
3.0 million shares of Boyds' common stock. As of December 31, 2000, Boyds had repurchased 2,954,200 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $29.9 million, thus completing the program. These repurchases were financed out of operating cash flow and approximately $4.0 million of borrowings under the revolving credit facility which were subsequently repaid.

    On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of an additional 3.0 million shares of Boyds' common stock. As of December 31, 2000, Boyds had repurchased 19,200 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $0.1 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

    On July 27, 2000 Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of December 31, 2000, Boyds had repurchased $16.3 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

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

    Boyds imports most of its products from manufacturers in China. Boyds' costs could be adversely affected on a short-term basis if the Chinese renminbi appreciates significantly relative to the United States dollar. Conversely, its costs would be favorably affected on a short-term basis if the Chinese renminbi depreciates significantly relative to the United States dollar. Although Boyds generally pays for its products in United States dollars, the cost of such products fluctuates with the value of the Chinese renminbi. In the future, Boyds may, from time to time, enter into foreign exchange contracts or prepay inventory purchases as a partial hedge against currency fluctuations. Differences between the amounts of such contracts and costs of specific material purchases are included in inventory and cost of sales. Boyds intends to manage foreign exchange risks to the extent appropriate.

RECENTLY ISSUED ACCOUNTING STANDARD

    SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Boyds will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of Boyds.

FORWARD LOOKING STATEMENTS

    Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements.

    The forward-looking statements in this report are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Boyds and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Boyds' forward-looking statements, including: the effects of economic conditions; the inability to grow Boyds' business as planned; the loss of either of Boyds' two independent buying agencies or any of its manufacturing sources; economic or political instability in the countries with which Boyds does business; changes to, or the imposition of new, regulations, duties, taxes or tariffs associated with the import or export of goods from or to the countries with which Boyds does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the factors discussed above may cause actual results to differ materially from those expressed in or implied by the statements in this report.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company faces minimal interest rate risk exposure in relation to its outstanding debt of $187.2 million at December 31, 2000. Of this amount
$110.8 million, under the Credit Agreement, is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

    The Company faces currency risk exposure that arises from translating the results of its United Kingdom operations to the U.S. dollar. The currency risk exposure is not material as the United Kingdom subsidiary operations do not have a material impact on the Company's earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     16
Consolidated Balance Sheets.................................     17
Consolidated Statements of Income...........................     18
Consolidated Statement of Stockholders' Equity..............     19
Consolidated Statements of Cash Flows.......................     20
Notes to Consolidated Financial Statements..................     21
Schedule II--Valuation and Qualifying Accounts..............     33

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Boyds Collection, Ltd. and subsidiaries
McSherrystown, Pennsylvania

    We have audited the accompanying consolidated balance sheets of the Boyds Collection, Ltd. and subsidiaries ("Boyds") as of December 31, 1999 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of Boyds' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Boyds at December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Parsippany, New Jersey
February 9, 2001

                           THE BOYDS COLLECTION, LTD.
                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 11,501   $  3,191
  Accounts receivable, less allowance for doubtful accounts
    of $459 and $2,466 in 1999 and 2000, respectively.......    23,036     20,412
  Inventory -- primarily finished goods, less allowance for
    obsolete inventory of $625 and $645 in 1999 and 2000,
    respectively............................................    12,392     12,865
  Inventory in transit......................................     1,950      3,102
  Other current assets......................................     1,313        804
  Income taxes receivable...................................        --      5,630
  Deferred income taxes.....................................    17,655     18,672
                                                              --------   --------
    Total current assets....................................    67,847     64,676

PROPERTY AND EQUIPMENT -- NET...............................     3,614      5,635

OTHER ASSETS:
  Deferred debt issuance costs..............................     6,384      3,912
  Deferred tax asset........................................   201,940    186,371
  Other assets..............................................     2,400      2,719
                                                              --------   --------
    Total other assets......................................   210,724    193,002
                                                              --------   --------

TOTAL ASSETS................................................  $282,185   $263,313
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,462   $  2,481
  Accrued taxes.............................................     2,262         --
  Accrued expenses..........................................     5,464      4,016
  Interest payable..........................................     2,635      1,933
  Current portion of long-term debt.........................        --      6,250
                                                              --------   --------
    Total current liabilities...............................    11,823     14,680

LONG-TERM DEBT..............................................   251,000    187,157

COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)

OTHER LIABILITIES...........................................        --        190

STOCKHOLDERS' EQUITY:
  Common stock (61,838 shares issued at December 31, 1999
    and 2000, respectively) and paid-in capital in excess of
    par.....................................................   (40,502)   (41,133)
  Other comprehensive income:
    Accumulated other comprehensive income/(loss)...........         1         (7)
  Retained earnings.........................................    87,379    128,775
  Less: Treasury shares at cost (2,766 and 2,685 at December
    31, 1999 and 2000, respectively)........................   (27,516)   (26,349)
                                                              --------   --------
      Total stockholders' equity............................    19,362     61,286
                                                              --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $282,185   $263,313
                                                              ========   ========

                See notes to consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1999          2000
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES...................................................    $199,069      $211,096      $184,047
COST OF GOODS SOLD..........................................      63,852        72,329        69,981
                                                                --------      --------      --------
  Gross profit..............................................     135,217       138,767       114,066
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................      11,881        20,426        26,671
OTHER OPERATING INCOME......................................          17            16            12
                                                                --------      --------      --------
INCOME FROM OPERATIONS......................................     123,353       118,357        87,407
                                                                --------      --------      --------
OTHER INCOME/(EXPENSE):
  Other income..............................................         363           390           299
  Expenses related to the recapitalization..................      (3,248)           --            --
                                                                --------      --------      --------
TOTAL OTHER INCOME/(EXPENSE)................................      (2,885)          390           299
                                                                --------      --------      --------
INTEREST EXPENSE:
  Interest expense..........................................      27,833        23,162        18,803
  Amortization of deferred debt issuance costs..............       1,854           785           700
                                                                --------      --------      --------
TOTAL INTEREST EXPENSE......................................      29,687        23,947        19,503
                                                                --------      --------      --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY
  ITEMS.....................................................      90,781        94,800        68,203
PROVISION FOR INCOME TAXES..................................      24,503        34,690        26,196
                                                                --------      --------      --------
INCOME BEFORE EXTRAORDINARY ITEMS...........................      66,278        60,110        42,007
EXTRAORDINARY ITEMS:
  REDEMPTION PREMIUM/(DISCOUNT) ON BONDS (NET OF $2,138 TAX
  BENEFIT AND $294 TAX PROVISION, RESPECTIVELY)                       --         3,802          (523)
  WRITE OFF OF DEFERRED DEBT ISSUANCE COSTS (NET OF $1,804
    AND $638 TAX BENEFITS RESPECTIVELY).....................          --         3,206         1,134
                                                                --------      --------      --------
TOTAL EXTRAORDINARY ITEMS...................................          --         7,008           611
                                                                --------      --------      --------
NET INCOME..................................................    $ 66,278      $ 53,102      $ 41,396
                                                                ========      ========      ========
EARNINGS PER SHARE:
  Basic Earnings Per Share
    Income Before Extraordinary Items.......................    $   0.79      $   1.00      $   0.71
    Extraordinary Items:
    -- Redemption Premium/(Discount) on Bonds...............          --         (0.06)         0.01
    -- Write Off of Deferred Debt Issuance Costs............          --         (0.05)        (0.02)
                                                                --------      --------      --------
    Net Income..............................................    $   0.79      $   0.89      $   0.70
                                                                ========      ========      ========
  Diluted Earnings Per Share
    Income Before Extraordinary Items.......................    $   0.79      $   1.00      $   0.71
    Extraordinary Items:
    -- Redemption Premium/(Discount) on Bonds...............          --         (0.06)         0.01
    -- Write Off of Deferred Debt Issuance Costs............          --         (0.05)        (0.02)
                                                                --------      --------      --------
    Net Income..............................................    $   0.79      $   0.89      $   0.70
                                                                ========      ========      ========

                See notes to consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   COMMON STOCK            COMMON
                             ------------------------       STOCK                     ACCUMULATED
                                SHARES                   AND PAID-IN                     OTHER
                              ISSUED AND    TREASURY     CAPITAL IN     TREASURY     COMPREHENSIVE    RETAINED
                             OUTSTANDING      STOCK     EXCESS OF PAR     STOCK      INCOME/(LOSS)    EARNINGS
                             ------------   ---------   -------------   ---------   ---------------   ---------
                                                                            (IN THOUSANDS)
BALANCE, DECEMBER 31,
  1997.....................     157,671          --       $      48     $     --          $--         $  5,224
  Capital contribution from
    stockholder............          --          --           3,500           --           --               --
  Transfer of related
    earnings to additional
    paid in capital at
    termination of sub-S
    election...............          --          --          37,225           --           --          (37,225)
  Recognition of deferred
    tax asset..............          --          --         245,854           --           --               --
  Redemption and retirement
    of common stock........    (106,237)         --        (484,809)          --           --               --
  Issuance of common
  stock....................       1,154          --           5,139           --           --               --
  Net income...............          --          --              --           --           --           66,278
                               --------       -----       ---------     --------          ---         --------

BALANCE, DECEMBER 31,
  1998.....................      52,588          --        (193,043)          --           --           34,277
  Sale of common stock (net
    of related fees and
    expenses)..............       9,250          --         153,941           --           --               --
  Repurchase of common
    stock..................          --       2,954              --      (29,944)          --               --
  Exercise of stock
  options..................          --        (188)         (1,400)       2,237           --               --
  Tax benefit from exercise
    of stock options.......          --          --              --          191           --               --
  Other comprehensive
    income:
  Foreign currency
    translation............          --          --              --           --            1               --
  Net income...............          --          --              --           --           --           53,102
                                                                                          ---
  Comprehensive income.....          --          --              --           --            1               --
                               --------       -----       ---------     --------          ---         --------

BALANCE, DECEMBER 31,
  1999.....................      61,838       2,766         (40,502)     (27,516)           1           87,379
  Issuance of common
  stock....................          --        (100)           (631)       1,292           --               --
  Repurchase of common
    stock..................          --          19              --         (125)          --               --
  Other comprehensive
    income:
  Foreign currency
    translation............          --          --              --           --           (8)              --
  Net income...............          --          --              --           --           --           41,396
                                                                                          ---
  Comprehensive income.....          --          --              --           --           (8)              --
                               --------       -----       ---------     --------          ---         --------

BALANCE, DECEMBER 31,
  2000.....................      61,838       2,685       $ (41,133)    $(26,349)         $(7)        $128,775
                               ========       =====       =========     ========          ===         ========


                                  OTHER            TOTAL
                              COMPREHENSIVE    STOCKHOLDERS'
                                 INCOME           EQUITY
                             ---------------   -------------
                                     (IN THOUSANDS)
BALANCE, DECEMBER 31,
  1997.....................      $    --         $   5,272
  Capital contribution from
    stockholder............           --             3,500
  Transfer of related
    earnings to additional
    paid in capital at
    termination of sub-S
    election...............           --                --
  Recognition of deferred
    tax asset..............           --           245,854
  Redemption and retirement
    of common stock........           --          (484,809)
  Issuance of common
  stock....................           --             5,139
  Net income...............       66,278            66,278
                                 -------         ---------
BALANCE, DECEMBER 31,
  1998.....................           --          (158,766)
  Sale of common stock (net
    of related fees and
    expenses)..............           --           153,941
  Repurchase of common
    stock..................           --           (29,944)
  Exercise of stock
  options..................           --               837
  Tax benefit from exercise
    of stock options.......           --               191
  Other comprehensive
    income:
  Foreign currency
    translation............            1                 1
  Net income...............       53,102            53,102
                                 -------
  Comprehensive income.....       53,103                --
                                 -------         ---------
BALANCE, DECEMBER 31,
  1999.....................           --            19,362
  Issuance of common
  stock....................           --               661
  Repurchase of common
    stock..................           --              (125)
  Other comprehensive
    income:
  Foreign currency
    translation............           (8)               (8)
  Net income...............       41,396            41,396
                                 -------
  Comprehensive income.....      $41,388                --
                                 =======         ---------
BALANCE, DECEMBER 31,
  2000.....................                      $  61,286
                                                 =========

                See notes to consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  66,278   $  53,102   $ 41,396
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization...........................        406         668      1,131
    Amortization and write off of deferred debt issuance
    costs...................................................      1,854       5,635      2,472
    Deferred taxes..........................................     11,451      14,808     14,552
    Loss on sale of equipment...............................         36          --         --
  Changes in assets and liabilities:
    Accounts receivable -- net..............................     (3,869)      1,319      2,228
    Inventory...............................................     (4,008)     (3,952)      (746)
    Inventory in transit....................................        322       1,166     (1,152)
    Other current assets....................................       (298)       (786)       509
    Other assets............................................         --          25        (50)
    Accounts payable........................................        702         (51)     1,019
    Accrued taxes/Income taxes receivable...................      3,873      (3,102)    (7,892)
    Accrued expenses........................................        410       3,666     (1,448)
    Interest payable........................................      5,467      (2,866)      (702)
    Other liabilities.......................................         --          --        190
                                                              ---------   ---------   --------
    Net cash provided by operating activities...............     82,624      69,632     51,507
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................     (1,247)     (2,763)    (2,752)
  Purchase of business -- net of cash acquired..............     (2,200)         --         --
  Issuance of notes receivable..............................     (1,296)         --         --
                                                              ---------   ---------   --------
    Net cash used in investing activities...................     (4,743)     (2,763)    (2,752)
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable -- stockholders.................    (30,000)         --         --
  Issuance of debt..........................................    490,000          --         --
  Repayment of debt.........................................    (47,360)   (192,000)   (57,593)
  Recapitalization and stock repurchase (net of related fees
  and expenses).............................................   (484,809)         --         --
  Sale of common stock (net of related fees and expenses)...      5,056     153,941        661
  Exercise of stock options.................................         --         837         --
  Tax benefit from exercise of stock options................         --         191         --
  Capital contribution......................................      3,500          --         --
  Deferred debt issuance cost...............................    (13,872)         --         --
  Repurchase of common stock................................         --     (29,944)      (125)
                                                              ---------   ---------   --------
    Net cash used in financing activities...................    (77,485)    (66,975)   (57,057)
                                                              ---------   ---------   --------
  Effect of exchange rate changes on cash...................         --           1         (8)
                                                              ---------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        396        (105)    (8,310)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     11,210      11,606     11,501
                                                              ---------   ---------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  11,606   $  11,501   $  3,191
                                                              =========   =========   ========
CASH PAID DURING THE YEAR FOR INTEREST......................  $  22,208   $  25,746   $ 20,205
                                                              =========   =========   ========
CASH PAID DURING THE YEAR FOR INCOME TAXES..................  $   7,886   $  16,079   $ 19,193
                                                              =========   =========   ========
SUPPLEMENTAL NON-CASH ACTIVITIES:
  Common stock issued as part of purchase price of business
  acquired..................................................         83          --         --
  Forgiveness of notes receivable in exchange for net assets
  acquired..................................................      1,469          --         --

                See notes to consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

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

    The Financings consisted of: (i) an aggregate of approximately $325 million of bank borrowings by Boyds under senior secured term loans (the "Term Loans") and (ii) $165 million aggregate principal amount of senior subordinated notes (the "Notes"). In addition, Boyds entered into a $40 million senior secured revolving credit facility which is available for Boyds' working capital requirements and to support trade letters of credit (the "Revolver" and, together with the Term Loans, the "Credit Facility"). At December 31, 2000, Boyds had borrowed $22.5 million under the revolving credit facility. Thus, the unused balance is available to fund the working capital requirements.

    In connection with the Recapitalization, Boyds had non-recurring transaction related bonuses (including the related payroll taxes) of $3.2 million which was used by certain key employees to purchase Bear common stock. These transaction related bonuses were paid from the proceeds of capital contributions from the Original Stockholders. Financing costs of approximately $13.8 million were classified as deferred debt issuance costs and are being amortized using the effective interest rate method over the lives of the related debt facilities. In addition, Boyds incurred approximately $11.8 million of costs associated with the Redemption, which were charged to paid-in capital in excess of par. Fees in the amount of $6 million were paid to KKR in connection with the Recapitalization.

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

    REVENUE RECOGNITION--Sales revenue, net of returns and discounts, is recognized upon shipment of the items, when title passes to the customer.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS--Management considers that the carrying amount of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, approximates fair value. Interest on long-term bank debt, except for the Notes, is payable at variable rates which approximates fair market value. The fair value of the Notes, face value of $82.7 million, was $78.6 million at December 31, 2000, and was determined based on the market price on that date as quoted by Dow Jones.

    FOREIGN CURRENCY TRANSLATION--Assets and liabilities of Boyds foreign subsidiary are translated at year-end exchange rates while revenue and expenses are translated at weighted average rates prevailing during the year. Foreign currency translation adjustments are reported as a separate component of other comprehensive income/(loss) in the consolidated statement of stockholders' equity.

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

    ADVERTISING--Boyds expenses the costs of advertising as they are incurred. Advertising expense was $0.2 million, $0.5 million and $2.4 million for the years ended 1998, 1999 and 2000, respectively.

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

    SEGMENT REPORTING--SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires enterprises to report certain information about products and services, activities in different geographic areas and reliance on major customers and to disclose certain segment information in their financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. Boyds has determined that it operates in one segment, collectibles. In addition, less than 3% of total revenue is derived from customers outside the United States and substantially all long lived assets are located in the United States. No customer represents more than 10% of total revenue.

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

    RECLASSIFICATIONS--Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to the 2000 presentation.

    RECENTLY ISSUED ACCOUNTING STANDARD--SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Boyds will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of Boyds.

3.  PROPERTY AND EQUIPMENT

    The components of property and equipment at December 31, 1999 and 2000 were, as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Equipment...................................................   $1,673     $2,286
Software development costs..................................      584      2,032
Leasehold improvements......................................    1,590      1,814
Furniture and fixtures......................................    1,578      2,310
                                                               ------     ------
                                                                5,425      8,442
Less: accumulated depreciation and amortization.............   (1,811)    (2,807)
                                                               ------     ------
  Total.....................................................   $3,614     $5,635
                                                               ======     ======

    Depreciation expense on property and equipment was $0.4 million, $0.7 million and $1.1 million in 1998, 1999 and 2000, respectively.

4.  ACQUISITION

    On November 3, 1998, Boyds acquired all of the issued and outstanding shares of capital stock of H. C. Accents, an Illinois corporation. H. C. Accents is a designer, importer and distributor of home decor and accent products. The aggregate purchase price was approximately $4.0 million, consisting of $2.3 million cash paid, the forgiveness of notes receivable due to Boyds of approximately $1.5 million and 18,721 shares of common stock issued valued at $0.1 million. The purchase price was assigned to the acquired assets, primarily inventory and accounts receivable, based on their fair market values. In addition, Boyds has recorded goodwill of approximately $2.4 million, included in other assets, related to the excess of the purchase price over the fair value of assets acquired which is being amortized using the straight line method over 20 years. The purchase agreement requires future contingent payments through 2002 provided H. C. Accents achieves minimum levels of EBITDA. Such payments will range from 1.0 to 1.6 times threshold H. C. Accents' EBITDA amounts, and will be recorded as additional purchase costs if and when H. C. Accents achieves the minimum EBITDA thresholds. No contingent payments were required for 1998, 1999 or 2000.

5.  CONCENTRATION OF CREDIT RISK

    Boyds maintains cash balances at several financial institutions located in Pennsylvania. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated
$11.2 million and $2.8 million at December 31, 1999 and 2000, respectively. At December 31, 2000, approximately 12% of Boyds accounts receivables was from one customer, while no other customer accounted for more than 10%. At December 31, 1999 no customer accounted for more than 10% of accounts receivable.

6.  LEASE COMMITMENTS

    Boyds leases certain office, warehouse and showroom facilities under non-cancellable operating leases. Rent expense amounted to $0.7 million, $1.2 million and $1.6 million for the years ended December 31, 1998, 1999 and 2000, respectively. At December 31, 2000, the future minimum lease commitments for the non-cancellable operating leases are as follows:

                                                              (IN MILLIONS)
                                                              -------------
2001........................................................       $1.0
2002........................................................        1.0
2003........................................................        0.9
2004........................................................        0.5
2005........................................................        0.4
Thereafter..................................................        1.5
                                                                   ----
                                                                   $5.3
                                                                   ====

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    At December 31, 1999 and 2000, Boyds had letters of credit outstanding under bank credit agreements amounting to $7.9 million and $8.2 million, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

8.  RELATED PARTY TRANSACTIONS AND NOTE PAYABLE--STOCKHOLDERS

    Certain stockholders loaned $30 million to Boyds at December 31, 1997, at an interest rate of 5.0%. These notes payable were repaid in 1998. Interest amounting to $0.3 million was paid to these stockholders during 1998.

    During 1998, Boyds paid fees in the amount of $6.0 million and $1.7 million to KKR and a director, respectively, for consulting services in connection with the Recapitalization which are included in transaction-related expenses charged directly to paid-in capital in excess of par. In addition, the director was paid $0.1 million for consulting fees which are included in expenses. KKR has also agreed to render management, consulting and financial services to Boyds for an annual fee of $0.4 million plus expenses. For the years ended December 31, 1998, 1999 and 2000 Boyds paid to KKR approximately $0.3 million, $0.5 million and $0.4 million, respectively, for management fees and related expenses.

9.  LONG-TERM DEBT

    Long-term debt is summarized as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
9% Senior Subordinated Notes due May 15, 2008...............  $ 99,000   $ 82,657
Credit Agreement:
  Secured Tranche A Term Loans due April 2005.
    Interest based on LIBOR or base rate as defined.........    88,250     88,250
  Secured Tranche B Term Loans due April 2006.
    Interest based on LIBOR or base rate as defined.........    63,750         --
  Secured revolving loan due April 2005
    Interest based on LIBOR or base rate as defined.........        --     22,500
                                                              --------   --------
Sub-Total...................................................   251,000    193,407
Less: Current portion of long-term debt.....................        --     (6,250)
                                                              --------   --------
                                                              $251,000   $187,157
                                                              ========   ========

    For the years ended December 31, 1999 and 2000, the weighted average interest rates in effect for the Term Loans were 7.488% and 7.358%, respectively. For the year ended December 31, 2000 the weighted average interest rate in effect for the revolving loan was 7.297%.

    The Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003. Boyds may also redeem up to 40% of the Notes with the proceeds of one or more equity offerings at any time on or prior to May 15, 2001, and did so following the public offering on March 5, 1999. Interest on the Notes is payable semiannually on May 15 and November 15.

    The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of December 31, 2000. The agreement also provides that the Term Loans and revolving loan commitment be secured by the capital stock of Boyds' current and future subsidiaries. In addition, the Term Loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow as defined in the credit agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

    The scheduled maturities of the long-term debt are as follows:

                                                              (IN MILLIONS)
                                                              -------------
2001........................................................      $  6.3
2002........................................................        14.0
2003........................................................        17.0
2004........................................................        23.0
2005........................................................        28.0
Thereafter..................................................       105.1
                                                                  ------
                                                                  $193.4
                                                                  ======

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

    Income tax expense consists of the following:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Federal:
  Current...................................................  $ 8,879    $18,640    $ 9,315
  Deferred..................................................    9,237     14,175     13,968
                                                              -------    -------    -------
Total Federal...............................................   18,116     32,815     23,283
State:
  Current...................................................    4,173      1,242      2,329
  Deferred..................................................    2,214        633        584
                                                              -------    -------    -------
Total State.................................................    6,387      1,875      2,913
                                                              -------    -------    -------

Total Income Tax Provision..................................  $24,503    $34,690    $26,196
                                                              =======    =======    =======

    For federal income tax purposes, Boyds has elected to treat the Recapitalization and Stock Purchase as an asset acquisition by making a
Section 338 Section (h)(10) election. As a result, there is a difference between the financial reporting and tax basis of Boyds' assets. The difference creates deductible goodwill for tax purposes, and a deferred tax asset for financial reporting purposes. The deferred tax asset will be realized as the goodwill is amortized over a period of fifteen years. In the opinion of management, Boyds believes it will have sufficient profits in the future to realize the deferred tax asset.

    A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

                                                                              DECEMBER 31,
                                                                  ------------------------------------
                                                                    1998          1999          2000
                                                                  --------      --------      --------
Statutory federal income tax rate...........................        35.0%         35.0%         35.0%
State income taxes -- net of federal income tax benefit.....         4.6           1.3           2.8
Sub-chapter S income........................................       (12.5)           --            --
Other.......................................................        (0.1)          0.3           0.6
                                                                   -----          ----          ----
Effective income tax rate...................................        27.0%         36.6%         38.4%
                                                                   =====          ====          ====

    The tax effect of significant items comprising the Company's deferred tax assets and liabilities are, as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax asset -- Goodwill..............................  $219,621   $203,221
Deferred tax asset -- Other.................................        --      1,822
Deferred tax liability -- Other.............................       (26)        --
                                                              --------   --------
Net deferred tax asset......................................   219,595    205,043
Less: Current...............................................   (17,655)   (18,672)
                                                              --------   --------
Deferred tax asset..........................................  $201,940   $186,371
                                                              ========   ========

11. CONTINGENCIES

    Boyds has received from the State of Pennsylvania an assessment to pay additional franchise taxes of approximately $7.0 million for 1998. Boyds firmly believes that the assessment is without merit and intends to vigorously contest the assessment in its entirety. In addition, Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of Boyds.

12. LEGAL SETTLEMENT

    On March 28, 2000, Boyds settled an outstanding lawsuit related to a claim for royalties. In complete and final resolution of the suit, Boyds agreed to a settlement of the claim, resulting in a $4.4 million charge ($3.1 million after tax), which was recorded in selling, general and administrative expenses in the period ended December 31, 1999, and paid in March, 2000.

13. STOCKHOLDERS' EQUITY

    COMMON STOCK--As of December 31, 1999 and 2000 Boyds had 100 million shares of common stock (par value $0.0001), authorized and 59.1 million and
59.2 million shares outstanding, respectively. The Board of Directors is authorized to issue the unissued portion of the authorized shares in another class or series of stock, including preferred stock.

    During 1998, the Original Stockholders made capital contributions of $3.5 million. In connection with the Recapitalization, Boyds redeemed, and subsequently retired, 106,237,360 shares of common stock from the Original Stockholders (see Note 1). In 1998, Boyds issued 1,154,090 shares of common stock, of which 18,721 shares were issued in connection with the acquisition of H. C. Accents.

    During 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. On May 28, 1999 Boyds announced a common stock share repurchase program and, as of December 31, 2000, the Company had repurchased 2,954,200 shares of its common stock under this plan. On February 27, 2000 Boyds announced a further common stock share repurchase program and, as of December 31, 2000, the Company had repurchased 19,200 shares of its common stock under this plan.

14. EMPLOYEE BENEFIT PLANS

    EMPLOYEE SAVINGS AND RETIREMENT PLAN--Boyds has a 401(K) Plan that allows eligible employees to contribute up to $10,000 of their salary.

    STOCK OPTION PLAN--Boyds has granted stock options under various incentive stock option plans (the "Plans") which provide for the granting to certain employees and directors of options to acquire Boyds' common stock. The option prices of stock which may be purchased under the Plans are not less than the fair value of common stock on the dates of the grants.

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

    Boyds has reserved a total of 3,579,033 shares for issuance under the Plans, of which 1,280,850 shares remain reserved at December 31, 2000 for future issuances. The following table summarizes information about fixed stock options at December 31, 2000:

                                                                         OPTIONS OUTSTANDING
                                                            ---------------------------------------------
                                                                            EXERCISE PRICE PER SHARE
                                                OPTIONS                 ---------------------------------
                                               AVAILABLE    NUMBER OF                            WEIGHTED
                                               FOR GRANT     SHARES             RANGE            AVERAGE
                                               ----------   ---------   ----------------------   --------
DECEMBER 31, 1997............................          --          --                       --        --
Shares reserved..............................   2,246,033          --                       --        --
Options granted..............................  (1,133,124)  1,133,124   $       4.45 -- $13.36    $ 7.10
                                               ----------   ---------
DECEMBER 31, 1998............................   1,112,909   1,133,124   $       4.45 -- $13.36    $ 7.10
                                               ----------   ---------
Options granted..............................    (368,000)    368,000   $      12.00 -- $18.00    $14.60
Options exercised............................          --    (187,994)  $                 4.45    $ 4.45
Options forfeited............................      77,592     (77,592)  $                 4.45    $ 4.45
                                               ----------   ---------
DECEMBER 31, 1999............................     822,501   1,235,538   $       4.45 -- $18.00    $ 9.90
                                               ----------   ---------
Shares reserved..............................   1,333,000          --                       --        --
Options granted..............................  (1,000,000)  1,000,000   $       6.06 -- $ 7.00    $ 6.63
Options exercised............................          --          --                       --        --
Options forfeited............................     125,349    (125,349)  $       4.45 -- $13.88    $ 6.85
                                               ----------   ---------

DECEMBER 31, 2000............................   1,280,850   2,110,189   $       4.45 -- $18.00    $ 8.47
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

                                                                            YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                       1998           1999           2000
                                                                     ---------      ---------      ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income..............................  As reported                 $66,278        $53,102        $41,396
                                          Pro forma                   $65,758        $52,682        $40,022

Basic earnings per share................  As reported                 $  0.79        $  0.89        $  0.70
                                          Pro forma                   $  0.78        $  0.89        $  0.68

Diluted earnings per share..............  As reported                 $  0.79        $  0.89        $  0.70
                                          Pro forma                   $  0.78        $  0.88        $  0.67

    Pro forma information regarding net income and earnings per common share has been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

                                                                    1998          1999          2000
                                                                  --------      --------      --------
Weighted average risk free interest rate....................         6.1%          5.7%         6.66%
Volatility..................................................        10.0%         48.0%         70.0%
Dividend yield..............................................         0.0%          0.0%          0.0%
Expected life in years......................................         6.5           6.5           6.5

    The weighted average fair value of options granted during 1998, 1999 and 2000 was $1.3 million, $3.0 million and $2.2 million, respectively.

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                    WEIGHTED AVERAGE
   EXERCISE PRICE       OPTIONS OUTSTANDING   OPTIONS EXERCISABLE    REMAINING LIFE
---------------------   -------------------   -------------------   ----------------
$ 4.45 to $ 6.88.....         935,284               232,019               8.4
$ 7.00 to $12.00.....         525,000                 5,000               9.1
$13.36 to $18.00.....         649,905               197,362               8.3

    EARNINGS PER SHARE--Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings.

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the income and net income available to common stockholders:

                                                                        DECEMBER 31,
                                                           ---------------------------------------
                                                              1998          1999          2000
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:
  Net income.............................................  $   66,278    $   53,102    $   41,396
                                                           ==========    ==========    ==========
Denominator:
  Denominator for basic earnings per share -- weighted
  average................................................  84,142,163    59,494,985    59,148,826
    shares...............................................
Effect of dilutive securities:
  Effect of shares issuable under stock option plans
  based on treasury stock method.........................     342,408       302,097       195,971
                                                           ----------    ----------    ----------
Denominator for diluted earnings per share -- weighted
  average shares.........................................  84,484,571    59,797,082    59,344,797
                                                           ==========    ==========    ==========

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table shows results of operations for each of the quarters during fiscal 1999 and 2000:

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year Ended December 31, 1999:
Net sales.........................................  $57,497    $43,921       $59,350       $50,328
Gross profit......................................   38,822     28,871        39,203        31,871
Income from operations............................   35,155     25,365        35,298        22,539
Income before extraordinary items.................   16,913     12,416        18,945        11,836
Extraordinary items:
  Redemption premium on bonds.....................       --      3,802            --            --
  Write off of deferred debt issuance costs.......    1,380      1,700            64            62
                                                    -------    -------       -------       -------
Net income........................................  $15,533    $ 6,914       $18,881       $11,774
                                                    =======    =======       =======       =======
Earnings per share:
  Basic and diluted earnings per share:
    Income before extraordinary items.............  $  0.30    $  0.20       $  0.31       $  0.20
  Extraordinary items:
    Redemption premium on bonds...................       --      (0.06)           --            --
    Write off of deferred debt issuance costs.....    (0.02)     (0.03)           --            --
                                                    -------    -------       -------       -------
    Net income....................................  $  0.28    $  0.11       $  0.31       $  0.20
                                                    =======    =======       =======       =======

Year Ended December 31, 2000:
Net sales.........................................  $52,683    $39,276       $59,526       $32,561
Gross profit......................................   33,280     25,428        37,320        18,038
Income from operations............................   27,762     20,052        30,544         9,050
Income before extraordinary items.................   14,268     10,033        14,977         2,729
Extraordinary items:
  Write off of deferred debt issuance costs.......      330         24           174           606
  Redemption discount on bonds....................       --         --            --          (523)
                                                    -------    -------       -------       -------
Net income........................................  $13,938    $10,009       $14,803       $ 2,646
                                                    =======    =======       =======       =======
Earnings per share:
  Basic and diluted earnings per share:
    Income before extraordinary items.............  $  0.24    $  0.17       $  0.25       $  0.05
    Extraordinary items:
      Write off of deferred debt issuance costs...       --         --            --         (0.01)
      Redemption discount on bonds................       --         --            --          0.01
                                                    -------    -------       -------       -------
      Net income..................................  $  0.24    $  0.17       $  0.25       $  0.05
                                                    =======    =======       =======       =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    Information concerning the directors and executive officers of the Company, their terms of office, the periods during which they have served, their personal business experience, is included in the Company's definitive Proxy Statement for its 2001 Annual Meeting of stockholders and is specifically incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding compensation of the Company's directors and officers is included in the Company's definitive Proxy Statement for its 2001 Annual Meeting of stockholders and is specifically incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares, (ii) each director and executive officer of the Company individually, and (iii) all directors and officers of the Company as a group, is included in the Company's definitive Proxy Statement for its 2001 Annual Meeting of stockholders and is specifically incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and transactions between the Company and its directors, director-nominees, executive officers, and the family members of these individuals is included in the Company's definitive Proxy Statement for its 2001 Annual Meeting of stockholders and is specifically incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) 1. FINANCIAL STATEMENTS:
        The index for the consolidated financial statements is under Item 8 of this form 10K.

        2. FINANCIAL STATEMENT SCHEDULE:
        Schedule of valuation and qualifying accounts

                           THE BOYDS COLLECTION, LTD.
                       VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                           COLUMN B     COLUMN C     COLUMN D      COLUMN E
--------                                          ----------   ----------   -----------   -----------
                                                               ADDITIONS    DEDUCTIONS
                                                               CHARGED TO   CREDITED TO
                                                  BALANCE AT   COSTS AND     COSTS AND    BALANCE AT
DESCRIPTION                                       JANUARY 1     EXPENSES     EXPENSES     DECEMBER 31
-----------                                       ----------   ----------   -----------   -----------
                                                                    (IN THOUSANDS)
1998
Allowance for doubtful accounts.................     $150        $  176       $  146        $  180
Allowance for returns and allowances............       --           287           --           287
Allowance for obsolete inventory................       --            --           --            --

1999
Allowance for doubtful accounts.................     $180        $  899       $  620        $  459
Allowance for returns and allowances............      287           149           73           363
Allowance for obsolete inventory................       --           625           --           625

2000
Allowance for doubtful accounts.................     $459        $2,518       $  511        $2,466
Allowance for returns and allowances............      363           142           --           505
Allowance for obsolete inventory................      625         3,000        2,980           645

    (B) EXHIBITS

        EXHIBIT
        NUMBER          DESCRIPTION
        --------        -----------
         3.1            Amended and Restated Articles of Incorporation of Boyds
                        (incorporated by reference from Exhibit 3.1 of Amendment No.
                        1 to Boyds' Registration Statement on Form S-1, filed on
                        February 8, 1999, File No. 333-69535).

         3.2 Amended and Restated Bylaws of Boyds (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to Boyds'
                        Registration Statement on Form S-1, filed on February 8,
                        1999, File No. 333-69535).

         4.1            Indenture, dated as of April 21, 1998 between Boyds and The
                        Bank of New York, as trustee (incorporated by reference from
                        Exhibit 4.3 of Amendment No. 1 to Boyds' Registration
                        Statement on Form S-1, filed on February 8, 1999, File No.
                        333-69535).

         4.2 Form of 9% Senior Subordinated Note due 2008 (incorporated by reference from Exhibit 4.1 of Amendment No. 1 on Form
                        S-4, filed on June 21, 1999, File No. 333- 79647).

         4.3            Form of 9% Series B Senior Subordinated Note due 2008
                        (incorporated by reference from Exhibit 4.1 of Amendment No.
                        1 on Form S-4, filed on June 21, 1999, File No. 333-79647).

         4.4            Registration Rights Agreement, dated as of April 21, 1998, between Boyds and Donaldson, Lufkin and Jenrette Securities
                        Corporation (incorporated by reference from Amendment No. 1 on Form S-4, filed June 21, 1999, File No. 333- 79647).

        10.1            Credit Agreement, dated as of April 21, 1998, among Boyds, the several lenders from time to time parties thereto, DLJ
                        Capital Funding, Inc., The Fuji Bank, Limited, New York
                        Branch, and Fleet National Bank (incorporated by reference from Exhibit 10.1 of Amendment No. 3 to Boyds' Registration
                        Statement on Form S-1, filed on February 23, 1999, File No.
                        333-69535).

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

        10.4 Lease Agreement for Boyds' McSherrystown, Pennsylvania facility (incorporated by reference from Exhibit 10.4 of Amendment No. 3 to Boyds' Registration Statement on Form
                        S-1, filed on February 23, 1999, File No. 333- 69535).

          21 List of subsidiaries (incorporated by reference from Amendment No.1 on Form S-4, filed June 21, 1999, File No.
                        333-79647).

    (C) REPORTS ON FORM 8-K
        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

------------------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of McSherrystown, State of Pennsylvania on the 30th day of March, 2001.

                                                       THE BOYDS COLLECTION, LTD.

                                                       By:            /s/ CHRISTINE L. BELL
                                                            -----------------------------------------
                                                                        Christine L. Bell
                                                              CHIEF OPERATING OFFICER AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 30, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

               /s/ JEAN-ANDRE ROUGEOT
     -------------------------------------------       Chief Executive Officer and Director
                 Jean-Andre Rougeot

                /s/ CHRISTINE L. BELL
     -------------------------------------------       Chief Operating Officer and Secretary
                  Christine L. Bell

                /s/ GARY M. LOWENTHAL
     -------------------------------------------       Chairman of the Board
                  Gary M. Lowenthal

               /s/ ROBERT T. COCCOLUTO
     -------------------------------------------       Director
                 Robert T. Coccoluto

                 /s/ HENRY R. KRAVIS
     -------------------------------------------       Director
                   Henry R. Kravis

                /s/ GEORGE R. ROBERTS
     -------------------------------------------       Director
                  George R. Roberts

                 /s/ SCOTT M. STUART
     -------------------------------------------       Director
                   Scott M. Stuart

               /s/ MARC S. LIPSCHULTZ
     -------------------------------------------       Director
                 Marc S. Lipschultz

                  /s/ TIMOTHY BRADY
     -------------------------------------------       Director
                    Timothy Brady