Form 10-Q
period 2001-03-31
BOYDS COLLECTION LTD
filed 2001-05-10
CIK 1074530

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

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

                               Yes /X/    No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   COMMON STOCK, PAR VALUE $.0001 PER SHARE                          59,152,840
                   (Class)                                 (Outstanding as of May 1, 2001)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           THE BOYDS COLLECTION, LTD.
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.       FINANCIAL INFORMATION.......................................      3

ITEM 1.       FINANCIAL STATEMENTS:.......................................      3

              Condensed Consolidated Balance Sheets as of December 31,
                2000 and March 31, 2001...................................      3

              Condensed Consolidated Statements of Income for the Three
                Months Ended March 31, 2000 and 2001......................      4

              Condensed Consolidated Statement of Stockholders' Equity for
                the Three Months Ended March 31, 2001.....................      5

              Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2000 and 2001................      6

              Notes to Condensed Consolidated Financial Statements........      7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.................................     10

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK......................................................     14

PART II.      OTHER INFORMATION...........................................     15

ITEM 1.       LEGAL PROCEEDINGS...........................................     15

ITEM 2.       EXHIBITS AND REPORTS ON FORM 8-K............................     15

              SIGNATURES..................................................     16

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           THE BOYDS COLLECTION, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
        AS OF DECEMBER 31, 2000 (AUDITED) AND MARCH 31, 2001 (UNAUDITED)

                                                              DECEMBER 31,   MARCH 31,
                                                                  2000         2001
                                                              ------------   ---------
                                                                   (IN THOUSANDS)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,191     $  3,705
  Accounts receivable, less allowance for doubtful accounts
    of $2,466 at December 31, 2000 and $2,198 at March 31,
    2001....................................................      20,412       22,238
  Inventory--primarily finished goods, less allowance for
    obsolete inventory of $645 at December 31, 2000 and
    $2,103 at March 31, 2001................................      12,865       10,558
  Inventory in transit......................................       3,102        1,420
  Other current assets......................................         804          848
  Income taxes receivable...................................       5,630        1,424
  Deferred income taxes.....................................      18,672       18,672
                                                                --------     --------
      Total current assets..................................      64,676       58,865

PROPERTY AND EQUIPMENT--NET.................................       5,635        7,000

OTHER ASSETS:
  Deferred debt issuance costs..............................       3,912        3,747
  Deferred tax asset........................................     186,371      182,246
  Other assets..............................................       2,719        2,688
                                                                --------     --------
      Total other assets....................................     193,002      188,681
                                                                --------     --------
TOTAL ASSETS................................................    $263,313     $254,546
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $  2,481     $  1,329
  Accrued expenses..........................................       4,016        2,624
  Interest payable..........................................       1,933        3,565
  Current portion of long-term debt.........................       6,250           --
                                                                --------     --------
      Total current liabilities.............................      14,680        7,518

LONG-TERM DEBT..............................................     187,157      170,657

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 6)

OTHER LIABILITIES...........................................         190          190

STOCKHOLDERS' EQUITY:
  Common stock (61,838 shares issued at December 31, 2000
    and March 31, 2001, respectively) and paid-in capital in
    excess of par...........................................     (41,133)     (41,133)
  Other comprehensive income:
    Accumulated other comprehensive loss....................          (7)         (12)
    Retained earnings.......................................     128,775      143,675
  Less: Treasury shares at cost (2,685 at December 31, 2000
    and March 31, 2001, respectively).......................     (26,349)     (26,349)
                                                                --------     --------
      Total stockholders' equity............................      61,286       76,181
                                                                --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $263,313     $254,546
                                                                ========     ========

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
NET SALES...................................................   $52,683     $50,375
COST OF GOODS SOLD..........................................    19,419      18,003
                                                               -------     -------
  GROSS PROFIT..............................................    33,264      32,372
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................     5,505       4,770
OTHER OPERATING INCOME......................................         3           3
                                                               -------     -------
INCOME FROM OPERATIONS......................................    27,762      27,605
                                                               -------     -------
OTHER INCOME................................................       130          33
INTEREST EXPENSE:
  Interest expense..........................................     5,300       3,689
  Amortization of deferred debt issuance costs..............       178         163
                                                               -------     -------
TOTAL INTEREST EXPENSE......................................     5,478       3,852
                                                               -------     -------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY ITEM........................................    22,414      23,786
PROVISION FOR INCOME TAXES..................................     8,146       8,884
                                                               -------     -------
INCOME BEFORE EXTRAORDINARY ITEM............................    14,268      14,902
EXTRAORDINARY ITEM -- WRITE OFF OF DEFERRED DEBT ISSUANCE
  COSTS (NET OF $185 AND $1 TAX BENEFITS, RESPECTIVELY).....       330           2
                                                               -------     -------
NET INCOME..................................................   $13,938     $14,900
                                                               =======     =======

EARNINGS PER SHARE:

  Basic and Diluted Earnings Per Share
    Income Before Extraordinary Item........................   $  0.24     $  0.25
    Extraordinary Item--Write Off of Deferred Debt Issuance
      Costs.................................................        --          --
                                                               -------     -------
    Net Income..............................................   $  0.24     $  0.25
                                                               =======     =======

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

                                                   COMMON STOCK           COMMON
                                              ----------------------       STOCK                   ACCUMULATED
                                                SHARES                  AND PAID-IN                   OTHER
                                              ISSUED AND    TREASURY    CAPITAL IN     TREASURY   COMPREHENSIVE   RETAINED
                                              OUTSTANDING    STOCK     EXCESS OF PAR    STOCK        (LOSS)       EARNINGS
                                              -----------   --------   -------------   --------   -------------   --------
                                                                             (IN THOUSANDS)
BALANCE, JANUARY 1, 2001....................    61,838       2,685        $(41,133)    $(26,349)       $ (7)      $128,775
  Other comprehensive income:
    Foreign currency translation............        --          --              --           --          (5)            --
  Net income................................        --          --              --           --          --         14,900
  Comprehensive income......................        --          --              --           --          (5)            --
                                                ------       -----        --------     --------        ----       --------
BALANCE, MARCH 31, 2001.....................    61,838       2,685        $(41,133)     (26,349)       $(12)      $143,675
                                                ======       =====        ========     ========        ====       ========


                                                  OTHER           TOTAL
                                              COMPREHENSIVE   STOCKHOLDERS'
                                                 INCOME          EQUITY
                                              -------------   -------------
                                                     (IN THOUSANDS)
BALANCE, JANUARY 1, 2001....................                     $61,286
  Other comprehensive income:
    Foreign currency translation............          (5)             (5)
  Net income................................      14,900          14,900
                                                 -------
  Comprehensive income......................     $14,895              --
                                                 =======         -------
BALANCE, MARCH 31, 2001.....................                     $76,181
                                                                 =======

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $13,938    $14,900
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      266        437
    Amortization and write off of deferred debt issuance
      costs.................................................      694        165
    Deferred taxes..........................................    4,125      4,125
    Changes in assets and liabilities:
      Accounts receivable--net..............................   (5,386)    (1,826)
      Inventory.............................................    1,949      2,307
      Inventory in transit..................................      292      1,682
      Other current assets..................................     (711)       (44)
      Other assets..........................................        3         --
      Accounts payable......................................      909     (1,152)
      Accrued taxes/Income taxes receivable.................    3,762      4,206
      Accrued expenses......................................   (4,770)    (1,392)
      Interest payable......................................    2,391      1,632
                                                              -------    -------
      Net cash provided by operating activities.............   17,462     25,040
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................     (595)    (1,771)
                                                              -------    -------
      Net cash used in investing activities.................     (595)    (1,771)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt.........................................  (22,000)   (22,750)
  Sale of common stock (net of related fees and expenses)...      700         --
  Repurchase of common stock................................      (97)        --
                                                              -------    -------
      Net cash used in financing activities.................  (21,397)   (22,750)
                                                              -------    -------
  Effect of exchange rate changes on cash...................        9         (5)
                                                              -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (4,521)       514

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   11,501      3,191
                                                              -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 6,980    $ 3,705
                                                              =======    =======

CASH PAID DURING THE PERIOD FOR INTEREST....................  $ 2,859    $ 2,057
                                                              =======    =======
CASH PAID DURING THE PERIOD FOR INCOME TAXES................  $    75    $   552
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

    The Boyds Collection, Ltd., ("Boyds" or the "Company") is a leading designer, importer and distributor of high quality, hand crafted collectibles and other specialty giftware products. Boyds imports substantially all of its products from foreign suppliers, primarily located in The People's Republic of China.

    The condensed consolidated balance sheet, as of March 31, 2001, the condensed consolidated statements of income for the three months ended
March 31, 2000 and 2001, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 2001 and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 2001 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

2. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    At December 31, 2000 and at March 31, 2001, Boyds had letters of credit outstanding under bank credit agreements amounting to $8,239 and $5,622, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

3. RELATED PARTY TRANSACTIONS

    For the quarters ended March 31, 2000 and 2001, Boyds paid to Kohlberg Kravis Roberts & Co. $98 and $95, respectively, for management fees and related expenses.

4. LONG-TERM DEBT

    Long-term debt is summarized as follows:

                                                              DECEMBER 31,   MARCH 31,
                                                                  2000         2001
                                                              ------------   ---------
9% Senior Subordinated Notes due May 15, 2008                   $ 82,657     $ 82,657
Credit Agreement:
  Secured Tranche A Term Loans due April 2005.
  Interest based on LIBOR or base rate as defined...........      88,250       82,000
  Secured revolving loan due April 2005.
  Interest based on LIBOR or base rate as defined...........      22,500        6,000
                                                                --------     --------
Sub-Total...................................................     193,407      170,657
Less: Current portion of long-term debt.....................      (6,250)          --
                                                                --------     --------
                                                                $187,157     $170,657
                                                                ========     ========

    At March 31, 2001, the weighted average interest rate in effect for the term loans was 5.955%, while the interest rate for the revolver was 5.681%.

                           THE BOYDS COLLECTION, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                            (UNAUDITED) (CONTINUED)

4. LONG-TERM DEBT (CONTINUED)
    The Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003. Boyds may also redeem up to 40% of the Notes with the proceeds of one or more equity offerings at any time on or prior to May 15, 2001, and did so following the public offering on March 5, 1999. Interest on the Notes is payable semiannually on May 15 and November 15.

    The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of March 31, 2001. The agreement also provides that the Term Loans and revolving loan commitment be secured by the capital stock of Boyds' current and future subsidiaries. In addition, the Term Loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow as defined in the credit agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

    The scheduled maturities of the long-term debt are, as follows:

2001........................................................  $    --
2002........................................................   14,000
2003........................................................   17,000
2004........................................................   23,000
2005........................................................   34,000
Thereafter..................................................   82,657

5. PROVISION FOR INCOME TAXES

    For federal income tax purposes, Boyds has elected to treat the Recapitalization and Stock Purchase that occurred in April 1998 as an asset acquisition by making a Section 338 Section (h)(10) election. As a result, there is a difference between the financial reporting and tax basis of Boyds' assets. The difference creates deductible goodwill for tax purposes, and a deferred tax asset for financial reporting purposes. The deferred tax asset will be realized as the goodwill is amortized over a period of fifteen years. In the opinion of management, Boyds believes it will have sufficient profits in the future to realize the deferred tax asset.

6. CONTINGENCIES

    Boyds has received from the State of Pennsylvania an assessment to pay additional franchise taxes of approximately $6,914 for 1998. Boyds firmly believes that the assessment is without merit and intends to vigorously contest the assessment in its entirety. In addition, Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of Boyds.

                           THE BOYDS COLLECTION, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                            (UNAUDITED) (CONTINUED)

7. LEGAL SETTLEMENT

    On March 28, 2000, Boyds settled an outstanding lawsuit related to a claim for royalties. In complete and final resolution of the suit, Boyds agreed to a settlement of the claim, resulting in a $4,400 charge ($3,068 after tax), which was recorded in selling, general and administrative expenses in the period ended December 31, 1999, and paid in March, 2000.

8. EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income available to common stockholders:

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Numerator for basic and diluted earnings per share:
  Net income................................................  $13,938    $14,900
                                                              =======    =======
Denominator:
  Denominator for basic earnings per share--weighted average
  shares....................................................   59,135     59,153
Effect of dilutive securities:
  Effect of shares issuable under stock option plans based
    on treasury stock method................................       93        286
                                                              -------    -------
Denominator for diluted earnings per share--weighted average
  shares....................................................   59,228     59,439
                                                              =======    =======

9. SUBSEQUENT EVENTS

    On April 19, 2001, Boyds repaid the balance outstanding on its revolving loan of $6,000.

    On April 26, 2001, Boyds acquired all of the issued and outstanding shares of capital stock of J&T Designs & Imaginations, Inc. ("J&T"), a Texas corporation. J&T is a designer of high quality Christmas gifts and holiday collectibles. The aggregate purchase price was approximately $734, which was paid in cash. The results of operations and net assets acquired are not material to Boyds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    Boyds is a leading designer, importer and distributor of branded, high-quality, hand crafted collectibles and other specialty giftware products. Boyds sells its products through an extensive network of approximately 18,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels.

    Boyds' sales consist of plush products, resin products, doll products, village products, home decor products and other products. Other products include Collectors club sales, which are generated from annual dues collected directly from consumers who become members of Boyds' collectors club, THE LOYAL ORDER OF FRIENDS OF BOYDS, which began in July 1996 and currently has approximately 100,000 paying members; Distributor sales, which are sales of Boyds' products to independent distributors in other countries and to certain accounts in the U.S., which are shipped directly from overseas suppliers; and related clothing and accessories.

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

RESULTS OF OPERATIONS

    The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2000       2001
                                                            --------   --------
Net sales.................................................   100.0%     100.0%
Gross profit..............................................    63.1%      64.3%
Selling, general and administrative expenses..............    10.4%       9.5%
Other operating income, net...............................     0.0%       0.0%
  Income from operations..................................    52.7%      54.8%
Other income, net.........................................     0.2%       0.1%
Total interest expense....................................    10.4%       7.7%
Provision for income taxes................................    15.4%      17.6%
  Income before extraordinary item........................    27.1%      29.6%
Extraordinary item (net of tax benefits)..................     0.6%       0.0%
                                                             ------     ------
  Net income..............................................    26.5%      29.6%
                                                             ======     ======

  THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

    NET SALES--Net sales decreased $2,308, or 4.4%, to $50,375 in the first quarter of 2001 from $52,683 for the first quarter of 2000. Sales of Boyds' plush products increased 2.1%, compared to 2000; sales of the Company's resin products decreased 9.3%; sales of the Company's doll products decreased 63.2%; sales of the Company's village products increased 55.4%; and sales of the Company's home decor products, previously included in the all other category, increased 935% from a low base. Sales of plush products represented 49% of the Company's net sales for the first quarter 2001, while sales of resin products represented 33%, doll products represented 2%, village products represented 5% and home decor products represented 4%. The sales decrease was due primarily to the planned reduction in the number of resin product items available for sale, and a drop in doll product sales due to a planned timing difference in shipments. Our focus on giftability within the resin category proved very successful, as evidenced by the significant growth in the Bearstones line, our core resin group.

    GROSS PROFIT--Gross profit decreased $892, or 2.7%, to $32,372 in the first quarter of 2001 from $33,264 for the first quarter of 2000. The gross profit margin increased to 64.3% for the quarter from 63.1% for the same period in 2000. The dollar decrease in gross profit was primarily attributable to the decrease in sales volume and a provision of $1.3 million for slow-moving inventory. The increase in gross profit margin reflects the impact of the operational programs and financial controls implemented in 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)--SG&A expenses decreased $735, or 13.4%, to $4,770 in the first quarter of 2001 from $5,505 for the first quarter of 2000. SG&A expenses as a percent of sales decreased to 9.5% for the quarter from 10.4% for the same period in 2000. The decrease in dollars and as a percent of sales was primarily due to across the board savings resulting from the Company's cost control efforts.

    INCOME FROM OPERATIONS--Income from operations decreased $157, or 0.6%, to $27,605 in the first quarter of 2001 from $27,762 for the first quarter of 2000. The operating income margin increased to 54.8% for the quarter from 52.7% for the same period in 2000. The dollar decrease in income from operations was attributable to the decrease in sales volume more than offsetting the increase in gross profit margin and the decrease in SG&A expense. The increase in operating income margin was primarily due to the increase in gross profit margin and the decrease in SG&A expense as a percent to sales.

    TOTAL INTEREST EXPENSE--Total interest expense decreased $1,626, or 29.7%, to $3,852 in the first quarter of 2001 from $5,478 for the first quarter of 2000. Total interest expense as a percent of sales decreased to 7.7% for the quarter from 10.4% for the same period in 2000. The decrease in total interest expense in dollars and as a percent of sales was due to the application of the Company's excess cash to the reduction of its debt and the current decline in interest rates.

    PROVISION FOR INCOME TAXES--Income taxes increased $738, or 9.1%, to $8,884 in the first quarter of 2001 from $8,146 for the first quarter of 2000. Income taxes as a percent of sales increased to 17.6% for the quarter from 15.4% for the same period in 2000. The increase in income taxes in dollars and as a percent of sales for the quarter was due to the increase in gross profit margin, and the reduction in both SG&A expenses and total interest expense, which more than offset the decline in net sales.

    INCOME BEFORE EXTRAORDINARY ITEM--Income before extraordinary item increased $634, or 4.4%, to $14,902 in the first quarter of 2001 from $14,268 for the first quarter of 2000. The income before extraordinary item as a percent of sales increased to 29.6% for the quarter from 27.1% for the same period in 2000. The increase in income before an extraordinary item in dollars and as a percent of sales was primarily attributable to the increase in gross profit margin, and the reduction in both SG&A expenses and total interest expense, which more than offset the decline in net sales.

    EXTRAORDINARY ITEM--The extraordinary items, both net of tax, of $330 and $2, recorded in the first quarter 2000 and the first quarter 2001, respectively, are for the write off of deferred debt issuance costs arising from the early paydown of long term debt of $22,000 and $6,250 in the first quarter 2000 and the first quarter 2001, respectively.

    NET INCOME--Net income increased $962, or 6.9%, to $14,900 in the first quarter of 2001 from $13,938 for the first quarter of 2000. The net income margin increased to 29.6% for the quarter from 26.5% for the same period in 2000. The increase in net income in dollars and as a percent of sales was primarily attributable to the increase in gross profit margin, and the reduction in both SG&A expenses and total interest expense, which more than offset the decline in net sales.

LIQUIDITY AND CAPITAL RESOURCES

    Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt. Cash flow from operations increased $7,578, or 43.4%, to $25,040 in the first quarter of 2001 from $17,462 for the first quarter of 2000. The cash flow increase was primarily attributable to the increase in accrued expenses and net income, and the decrease in accounts receivable--net and inventory in transit, partially reduced by a decrease in accounts payable. Net cash used in investing activities for the first quarter of 2001, of $1,771, was used for capital expenditures. Net cash used in financing activities for the first quarter of 2001, of $22,750, was used to reduce outstanding long-term debt and was derived primarily from net income.

    In connection with its recapitalization, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165,000 and entered into a $325,000 senior secured term loan and a senior secured revolving credit facility providing for borrowings up to $40,000. As of March 31, 2001, Boyds had repaid $82,343 of the 9% Notes leaving a balance outstanding of $82,657, and $243,000 of the term loan leaving a balance outstanding of $82,000. The revolving credit facility provides loans in an aggregate amount of up to $40,000. Boyds had borrowed $6,000 under the revolving credit facility at March 31, 2001. The remaining balance under the revolving credit facility is available to fund the working capital requirements of Boyds.

    Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds' option. Beginning April 21, 2000, the Tranche A term loan amortizes over six years and the Tranche B term loan amortizes over seven years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds' ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow, as defined in the credit agreement. As of December 31, 2000, the Tranche B term loan had been fully repaid. The revolving credit facility commitment will terminate on April 21, 2005.

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

    On May 28, 1999, Boyds' Board of Directors approved the repurchase of up to 3,000,000 shares of Boyds' common stock. Through the completion of this stock repurchase program in 1999, Boyds had repurchased 2,954,200 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $29,944. These repurchases were financed out of operating cash flow and approximately $4,000 of borrowings under the revolving credit facility which were subsequently repaid.

    On February 17, 2000, Boyds Board of Directors approved the repurchase of an additional 3,000,000 shares of the Company's common stock. As of March 31, 2001, Boyds had repurchased 19,200 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $125. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

    On July 27, 2000 Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of March 31, 2001, Boyds had repurchased $16,343 of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

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

RECENTLY ISSUED ACCOUNTING STANDARD

    SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Boyds adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of Boyds.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company faces minimal interest rate risk exposure in relation to its outstanding debt of $170,657 at March 31, 2001. Of this amount $88,000, under the Credit Agreement, is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

    The Company faces currency risk exposure that arises from translating the results of its United Kingdom operations to the U.S. dollar. The currency risk exposure is not material as the United Kingdom subsidiary operations do not have a material impact on the Company's earnings.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Boyds has received from the State of Pennsylvania an assessment to pay additional franchise taxes of approximately $6,914 for 1998. Boyds firmly believes that the assessment is without merit and intends to vigorously contest the assessment in its entirety. In addition, Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of Boyds.

    Other than the above, Boyds does not believe that there are any other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on Boyds.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

        None

    (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2001                                      THE BOYDS COLLECTION, LTD.

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