Form 10-Q
period 2001-06-30
BOYDS COLLECTION LTD
filed 2001-08-09
CIK 1074530

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                                Yes /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  COMMON STOCK, PAR VALUE $.0001 PER SHARE                      59,091,460
                   (Class)                           (Outstanding as of July 27, 2001)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           THE BOYDS COLLECTION, LTD.
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets as of December 31,
          2000 and June 30, 2001......................................      3

          Condensed Consolidated Statements of Income for the Three
          Months and the Six Months Ended June 30, 2000 and 2001......      4

          Condensed Consolidated Statement of Stockholders' Equity for
          the Six Months Ended June 30, 2001..........................      5

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2000 and 2001.........................      6

          Notes to Condensed Consolidated Financial Statements........      7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................     17

PART II.  OTHER INFORMATION...........................................     18

ITEM 1.   LEGAL PROCEEDINGS...........................................     18

ITEM 2.   EXHIBITS AND REPORTS ON FORM 8-K............................     18

          SIGNATURES..................................................     19

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           THE BOYDS COLLECTION, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
        AS OF DECEMBER 31, 2000 (AUDITED) AND JUNE 30, 2001 (UNAUDITED)

                                                              DECEMBER 31,   JUNE 30,
                                                                  2000         2001
                                                              ------------   --------
                                                                  (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,191     $     95
  Accounts receivable, less allowance for doubtful accounts
    of $2,466 at December 31, 2000 and $2,086 at June 30,
    2001....................................................      20,412       20,347
  Inventory--primarily finished goods, less allowance for
    obsolete inventory of $645 at December 31, 2000 and
    $2,141 at June 30, 2001.................................      12,865       13,045
  Inventory in transit......................................       3,102        1,694
  Other current assets......................................         804          728
  Income taxes receivable...................................       5,630        2,456
  Deferred income taxes.....................................      18,672       18,672
                                                                --------     --------
    Total current assets....................................      64,676       57,037
PROPERTY AND EQUIPMENT--NET.................................       5,635        7,100
OTHER ASSETS:
  Deferred debt issuance costs..............................       3,912        3,557
  Deferred tax asset........................................     186,371      179,811
  Other assets..............................................       2,719        3,162
                                                                --------     --------
    Total other assets......................................     193,002      186,530
                                                                --------     --------
TOTAL ASSETS................................................    $263,313     $250,667
                                                                ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  2,481     $  1,546
  Accrued expenses..........................................       4,016        3,208
  Interest payable..........................................       1,933        1,590
  Current portion of long-term debt (Note 4)................       6,250       14,000
                                                                --------     --------
    Total current liabilities...............................      14,680       20,344
LONG-TERM DEBT (Note 4).....................................     187,157      149,541
COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 6)
OTHER LIABILITIES...........................................         190          190
STOCKHOLDERS' EQUITY:
  Common stock (61,838 shares issued at December 31, 2000
    and June 30, 2001) and paid-in capital in excess of
    par.....................................................     (41,133)     (41,137)
  Accumulated other comprehensive loss......................          (7)          (6)
  Retained earnings.........................................     128,775      148,552
  Less: Treasury shares at cost (2,685 at December 31, 2000
    and 2,752 at June 30, 2001).............................     (26,349)     (26,817)
                                                                --------     --------
    Total stockholders' equity..............................      61,286       80,592
                                                                --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $263,313     $250,667
                                                                ========     ========

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       2001       2000       2001
                                                          --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET SALES...............................................  $39,276    $27,350    $91,959    $77,725
COST OF GOODS SOLD......................................   13,866      9,718     33,285     27,721
                                                          -------    -------    -------    -------
  GROSS PROFIT..........................................   25,410     17,632     58,674     50,004
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Notes 3
  and 7)................................................    5,358      6,161     10,861     10,928
                                                          -------    -------    -------    -------
INCOME FROM OPERATIONS..................................   20,052     11,471     47,813     39,076
                                                          -------    -------    -------    -------
OTHER INCOME/(EXPENSE)..................................       60        (55)       190        (23)
INTEREST EXPENSE:
  Interest expense......................................    4,045      3,074      9,345      6,763
  Amortization of deferred debt issuance costs..........      181        155        358        318
                                                          -------    -------    -------    -------
TOTAL INTEREST EXPENSE..................................    4,226      3,229      9,703      7,081
                                                          -------    -------    -------    -------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY ITEM....................................   15,886      8,187     38,300     31,972
PROVISION FOR INCOME TAXES (Note 5).....................    5,853      3,288     14,000     12,171
                                                          -------    -------    -------    -------
INCOME BEFORE EXTRAORDINARY ITEM........................   10,033      4,899     24,300     19,801
EXTRAORDINARY ITEM--
  WRITE OFF OF DEFERRED DEBT ISSUANCE COSTS
  (NET OF $13, $13, $199 AND $13 TAX BENEFITS FOR THE
  THREE MONTHS ENDED JUNE 30, 2000 AND 2001, AND THE SIX
  MONTHS ENDED JUNE 30, 2000 AND 2001, RESPECTIVELY)....       24         23        353         24
                                                          -------    -------    -------    -------
NET INCOME..............................................  $10,009    $ 4,876    $23,947    $19,777
                                                          =======    =======    =======    =======
EARNINGS PER SHARE:
  Basic and Diluted Earnings Per Share
    Income Before Extraordinary Item....................  $  0.17    $  0.08    $  0.41    $  0.33
    Extraordinary Item--Write Off of Deferred Debt
      Issuance Costs....................................       --         --      (0.01)        --
                                                          -------    -------    -------    -------
    Net Income..........................................  $  0.17    $  0.08    $  0.40    $  0.33
                                                          =======    =======    =======    =======

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

                                 COMMON STOCK
                            ----------------------   COMMON STOCK                ACCUMULATED
                              SHARES                  AND PAID-IN                   OTHER
                            ISSUED AND    TREASURY    CAPITAL IN     TREASURY   COMPREHENSIVE   RETAINED
                            OUTSTANDING    STOCK     EXCESS OF PAR    STOCK     INCOME/(LOSS)   EARNINGS
                            -----------   --------   -------------   --------   -------------   --------
                                                           (IN THOUSANDS)
BALANCE, JANUARY 1,
  2001....................    61,838       2,685       $(41,133)     $(26,349)       $(7)       $128,775
  Issuance of common
    stock.................        --          (1)            (4)           13         --              --
  Repurchase of common
    stock.................        --          68             --          (481)        --              --
  Other comprehensive
    income:
    Foreign currency
      translation.........        --          --             --            --          1              --
  Net income..............        --          --             --            --         --          19,777
  Comprehensive income....        --          --             --            --          1              --
                              ------       -----       --------      --------        ---        --------
BALANCE, JUNE 30, 2001....    61,838       2,752       $(41,137)     $(26,817)       $(6)       $148,552
                              ======       =====       ========      ========        ===        ========


                                                TOTAL
                            COMPREHENSIVE   STOCKHOLDERS'
                               INCOME          EQUITY
                            -------------   -------------
                                   (IN THOUSANDS)
BALANCE, JANUARY 1,
  2001....................          --         $61,286
  Issuance of common
    stock.................          --         $     9
  Repurchase of common
    stock.................          --         $  (481)
  Other comprehensive
    income:
    Foreign currency
      translation.........           1         $     1
  Net income..............      19,777         $19,777
                               -------
  Comprehensive income....     $19,778              --
                               =======         -------
BALANCE, JUNE 30, 2001....                     $80,592
                                               =======

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 23,947   $ 19,777
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       530        877
    Amortization and write off of deferred debt issuance
      costs.................................................       912        355
    Deferred taxes..........................................     8,249      6,560
    Changes in assets and liabilities:
      Accounts receivable--net..............................    (4,605)        65
      Inventory--net........................................    (1,844)      (180)
      Inventory in transit..................................      (971)     1,408
      Other current assets..................................      (830)        76
      Other assets..........................................       (24)        12
      Accounts payable......................................       425       (935)
      Accrued taxes/income taxes receivable.................    (2,262)     3,174
      Accrued expenses......................................    (4,464)      (808)
      Interest payable......................................      (640)      (343)
                                                              --------   --------
        Net cash provided by operating activities...........    18,423     30,038
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition, net of cash acquired.........................        --       (531)
  Purchase of property and equipment........................      (776)    (2,266)
                                                              --------   --------
        Net cash used in investing activities...............      (776)    (2,797)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt.........................................   (26,000)   (29,866)
  Sale of common stock (net of related fees and expenses)...       691         (4)
  Repurchase of common stock................................      (124)      (468)
                                                              --------   --------
        Net cash used in financing activities...............   (25,433)   (30,338)
                                                              --------   --------
Effect of exchange rate changes on cash.....................        16          1
                                                              --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (7,770)    (3,096)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    11,501      3,191
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  3,731   $     95
                                                              ========   ========
CASH PAID DURING THE PERIOD FOR INTEREST....................  $  9,886   $  7,108
                                                              ========   ========
CASH PAID DURING THE PERIOD FOR INCOME TAXES................  $  8,140   $  2,447
                                                              ========   ========

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

    The Boyds Collection, Ltd., ("Boyds" or the "Company") is a leading designer, importer and distributor of high-quality, hand crafted collectibles and other specialty giftware products. Boyds imports substantially all of its products from foreign suppliers, primarily located in The People's Republic of China.

    The condensed consolidated balance sheet, as of June 30, 2001, the condensed consolidated statements of income for the three months and the six months ended June 30, 2000 and 2001, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 2001 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

    Certain reclassifications have been made to the prior years' amounts to conform to the fiscal 2001 presentation.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

2. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    At December 31, 2000 and at June 30, 2001, Boyds had letters of credit outstanding under bank credit agreements amounting to $8,239 and $9,859, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

                           THE BOYDS COLLECTION, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                            (UNAUDITED) (CONTINUED)

3. RELATED PARTY TRANSACTIONS

    For the second quarter and first six months ended June 30, 2000, Boyds paid to Kohlberg, Kravis & Roberts approximately $479 and $573 respectively for management fees, recruitment fees and related expenses. For the second quarter and first six months ended June 30, 2001, Boyds paid to Kohlberg, Kravis & Roberts approximately $99 and $194 respectively for management fees, recruitment fees and related expenses.

4. LONG-TERM DEBT

    Long-term debt is summarized as follows:

                                                        DECEMBER 31,   JUNE 30,
                                                            2000         2001
                                                        ------------   --------
9% Senior Subordinated Notes due May 15, 2008             $ 82,657     $ 81,541
Credit Agreement:
  Secured Tranche A Term Loans due April 2005
    Interest based on LIBOR or base rate as defined...      88,250       82,000
  Secured revolving loan due April 2005
    Interest based on LIBOR or base rate as defined...      22,500           --
                                                          --------     --------
Sub-Total.............................................     193,407      163,541
Less: Current portion of long-term debt...............      (6,250)     (14,000)
                                                          --------     --------
                                                          $187,157     $149,541
                                                          ========     ========

    At June 30, 2001, the weighted average interest rate in effect for the term loans was 4.8%.

    The Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003. Boyds may also redeem up to 40% of the Notes with the proceeds of one or more equity offerings at any time on or prior to May 15, 2001, and did so following the public offering on March 5, 1999. Interest on the Notes is payable semiannually on May 15 and November 15.

    The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of June 30, 2001. The agreement also provides that the Term Loans and revolving loan commitment be secured by the capital stock of Boyds' current and future subsidiaries. In addition, the Term Loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow as defined in the credit agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

                           THE BOYDS COLLECTION, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                            (UNAUDITED) (CONTINUED)

4. LONG-TERM DEBT (CONTINUED)
    The scheduled maturities of the long-term debt are as follows:

2002........................................................  $    --
2003........................................................   17,000
2004........................................................   23,000
2005........................................................   28,000
Thereafter..................................................   81,541

5. PROVISION FOR INCOME TAXES

    For federal income tax purposes, Boyds has elected to treat the Recapitalization and Stock purchase that occurred in April 1998 as an asset acquisition by making an Internal Revenue Code Section 338 (h) (10) election. As a result, there is a difference between the financial reporting and tax basis of Boyds' assets. The difference creates deductible goodwill for tax purposes, and a deferred tax asset for financial reporting purposes. The deferred tax asset will be realized as the goodwill is amortized over a period of fifteen years. In the opinion of management, Boyds believes it will have sufficient profits in the future to realize the deferred tax asset.

    On June 21, 2001 the Pennsylvania General Assembly passed House Bill 334. Included in this Bill were income and franchise tax changes, backdated to January 1, 2001. Boyds is currently reviewing the impact of these changes with its tax advisors, however, it believes the final outcome will result in a decrease in its effective state tax rate during 2001 and an increase in subsequent years.

6. CONTINGENCIES

    Boyds has received from the State of Pennsylvania an assessment to pay additional franchise taxes of approximately $6,914 for 1998. However, a June 2001 ruling issued by the State indicates that Boyds will ultimately prevail in this matter.

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

                           THE BOYDS COLLECTION, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                            (UNAUDITED) (CONTINUED)

8. EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income available to common stockholders:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       2001       2000       2001
                                                          --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Numerator for basic and diluted earnings per share:
  Net income............................................  $10,009    $ 4,876    $23,947    $19,777
                                                          =======    =======    =======    =======
Denominator:
  Denominator for basic earnings per share--weighted
    average shares......................................   59,154     59,105     59,145     59,129
Effect of dilutive securities:
  Effect of shares issuable under stock option plans
    based on treasury stock method......................      180        378        133        333
                                                          -------    -------    -------    -------
Denominator for diluted earnings per share--weighted
  average shares........................................   59,334     59,483     59,278     59,462
                                                          =======    =======    =======    =======

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

    Boyds licenses its product designs to other companies for products including stationery, greeting cards and home textiles. Boyds believes such licensing, in addition to providing royalty income, helps to increase consumer awareness of Boyds' designs and brand image. Boyds reports royalty income in net sales.

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

RESULTS OF OPERATIONS

    The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                        -------------------------       -----------------------
                                                          2000             2001           2000           2001
                                                        --------         --------       --------       --------
Net sales.............................................   100.0%           100.0%         100.0%         100.0%
Gross profit..........................................    64.7             64.4           63.8           64.3
Selling, general and administrative expenses..........    13.6             22.5           11.8           14.1
                                                         -----            -----          -----          -----
  Income from operations..............................    51.1             41.9           52.0           50.2
                                                         -----            -----          -----          -----
Other income/(expense)................................     0.1             (0.2)           0.2            0.0
Interest expense......................................    10.8             11.8           10.6            9.1
Provision for income taxes............................    14.9             12.0           15.2           15.7
                                                         -----            -----          -----          -----
  Income before extraordinary item....................    25.5%            17.9%          26.4%          25.4%
                                                         =====            =====          =====          =====
Extraordinary item....................................     0.0              0.1            0.4            0.0
                                                         -----            -----          -----          -----
  Net income..........................................    25.5%            17.8%          26.0%          25.4%
                                                         =====            =====          =====          =====

THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

    NET SALES--Net sales declined $12.0 million, or 30.5%, to $27.3 million in the second quarter of 2001 from $39.3 million for the second quarter of 2000. Compared to the same quarter last year sales of Boyds' plush products decreased $9.5 million, or 39.7%, resin product sales decreased $1.0 million, or 11.2%, doll product sales decreased $0.2 million, or 12.5%, village product sales decreased $0.9 million, or 75.0%, and home decor product sales, previously included in the all other category, were flat. As a percentage of net sales for the quarter plush products represented 53%, resin products represented 29%, doll products represented 5%, village products represented 1% and home decor products represented 4%.

    The sales shortfall was due to reduced order volume from our accounts, reflecting the ongoing challenging environment facing our retailers, and the strategic elimination of certain resin product categories. These were only partially offset by the launch of our stationery product line and increased emphasis on giftability within the resin category. During the second six months of 2001 Boyds will launch a new concept, Bear & Co., which will feature bears and bear related books directed at the children's market. The Company will also continue its focus on giftability, the newly launched stationery and men's lines, and home decor.

    GROSS PROFIT--Gross profit declined $7.8 million, or 30.7%, to $17.6 million in the second quarter of 2001 from $25.4 million for the second quarter of 2000. Gross profit as a percent of sales declined to 64.4% for the quarter from 64.7% for the same period in 2000. The dollar decline was primarily attributable to the decline in sales volume.

    SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)--SG&A increased
$0.8 million, or 14.8%, to $6.2 million in the second quarter of 2001 from $5.4 million for the second quarter of 2000. SG&A as a percent of sales increased to 22.5% for the quarter from 13.6% for the same period in 2000. The dollar increase was primarily due to increased expenditure on new product development and advertising, and the cost of holding the first Friends of Boyds convention. The increase in the percent of sales was primarily due to the decline in sales volume.

    INCOME FROM OPERATIONS--Income from operations declined $8.6 million, or 42.8%, to $11.5 million in the second quarter of 2001 from $20.1 million for the second quarter of 2000. Income from operations as a percent of sales declined to 41.9% for the quarter from 51.1% for the same period in 2000. The dollar decline and the decline in the percent of sales was primarily attributable to the decline in sales volume.

    TOTAL INTEREST EXPENSE--Total interest expense declined $1.0 million, or 23.8%, to $3.2 million in the second quarter of 2001 from $4.2 million for the second quarter of 2000. Total interest expense as a percent of sales increased to 11.8% for the quarter from 10.8% for the same period in 2000. The dollar decline was due to the reduction of debt from excess cash and a decline in interest rates. The increase in the percent of sales was due primarily to the decline in sales volume.

    PROVISION FOR INCOME TAXES--Provision for income taxes declined
$2.6 million, or 44.1%, to $3.3 million in the second quarter of 2001 from $5.9 million for the second quarter of 2000. Provision for income taxes as a percent of sales declined to 12.0% for the quarter from 14.9% for the same period in 2000. The dollar decline and the decline in the percent of sales was due primarily to the decline in sales volume.

    INCOME BEFORE EXTRAORDINARY ITEM--Income before extraordinary item declined $5.1 million, or 51.0%, to $4.9 million in the second quarter of 2001 from $10.0 million for the second quarter of 2000. Income before extraordinary item as a percent of sales declined to 17.9% for the quarter from 25.5% for the same period in 2000. The decline in both dollars and as a percent of sales was primarily attributable to the decline in sales volume.

    EXTRAORDINARY ITEM--The extraordinary items, both net of tax, recorded in the second quarter 2001 and the second quarter 2000, respectively, are for the write off of deferred debt issuance costs arising from the early paydown of long term debt of $1.1 million and $2.0 million in the first quarter 2001 and the first quarter 2000, respectively.

    NET INCOME--Net income declined $5.1 million, or 51.0%, to $4.9 million in the second quarter of 2001 from $10.0 million for the second quarter of 2000. Net income as a percent of sales declined to 17.8% for the quarter from 25.5% for the same period in 2000. The decline in both dollars and as a percent of sales was primarily attributable to the decline in sales volume.

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

    NET SALES--Net sales declined $14.3 million, or 15.5%, to $77.7 million in the first six months of 2001 from $92.0 million for the first six months of 2000. Compared to the same six months last year sales of Boyds' plush products decreased $8.7 million, or 18.2%, resin product sales decreased $2.6 million, or 9.7%, doll product sales decreased $2.4 million, or 48.0%, village product sales decreased $0.1 million, or 3.7%, and home decor product sales, previously included in the all other category, increased $1.7 million, or 141.7% from a low base. As a percentage of net sales for the first six months plush products represented 50%, resin products represented 31%, doll products represented 3%, village products represented 3% and home decor products represented 4%.

    The sales shortfall was due to reduced order volume from our accounts, reflecting the challenging environment that has persisted over the past year for our retailers, and the strategic elimination of certain resin product categories. These were only partially offset by the launch of our stationery product line and increased emphasis on giftability within the resin category.

    GROSS PROFIT--Gross profit declined $8.7 million, or 14.8%, to $50.0 million in the first six months of 2001 from $58.7 million for the first six months of 2000. Gross profit as a percent of sales increased to 64.4% for the first six months from 63.8% for the same period in 2000. The dollar decline was primarily attributable to the decline in sales volume and a provision of $1.8 million for slow-moving inventory. The increase in the percent of sales reflects the impact of the operational programs and financial controls implemented in 2000.

    SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)--SG&A was flat in the first six months of 2001 when compared to the first six months of 2000. SG&A as a percent of sales increased to 14.1% for the first six months from 11.8% for the same period in 2000. The increase in the percent of sales was primarily due to the decline in sales volume.

    INCOME FROM OPERATIONS--Income from operations declined $8.7 million, or 18.2%, to $39.1 million in the first six months of 2001 from $47.8 million for the first six months of 2000. Income from operations as a percent of sales declined to 50.2% for the first six months from 52.0% for the same period in 2000. The dollar decline and the decline in the percent of sales was primarily attributable to the decline in sales volume.

    TOTAL INTEREST EXPENSE--Total interest expense declined $2.6 million, or 26.8%, to $7.1 million in the first six months of 2001 from $9.7 million for the first six months of 2000. Total interest expense as a percent of sales declined to 9.1% for the first six months from 10.6% for the same period in 2000. The dollar decline and the decline in the percent of sales was due to the reduction of debt from excess cash and a decline in interest rates.

    PROVISION FOR INCOME TAXES--Provision for income taxes declined
$1.8 million, or 12.9%, to $12.2 million in the first six months of 2001 from $14.0 million for the first six months of 2000. Provision for income taxes as a percent of sales increased to 15.7% for the first six months from 15.2% for the same period in 2000. The dollar decline and the decline in the percent of sales was due primarily to the decline in sales volume.

    INCOME BEFORE EXTRAORDINARY ITEM--Income before extraordinary item declined $4.5 million, or 18.5%, to $19.8 million in the first six months of 2001 from $24.3 million for the first six months of 2000. Income before extraordinary item as a percent of sales declined to 25.4% for the first six months from 26.4% for the same period in 2000. The dollar decline and the decline in the percent of sales was primarily attributable to the decline in sales volume.

    EXTRAORDINARY ITEM--The extraordinary items, both net of tax, recorded in the first six months of 2001 and the first six months of 2000, respectively, are for the write off of deferred debt issuance costs arising from the early paydown of long term debt of $7.4 million and $29.0 million in the first six months of 2001 and the first six months of 2000, respectively.

    NET INCOME--Net income declined $4.1 million, or 17.2%, to $19.8 million in the first six months of 2001 from $23.9 million for the first six months of 2000. Net income as a percent of sales declined to 25.4% for the first six months from 26.0% for the same period in 2000. The dollar decline and the decline in the percent of sales was primarily attributable to the decline in sales volume.

LIQUIDITY AND CAPITAL RESOURCES

    Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt. Cash flow from operations increased $11.6 million, or 63.0%, to $30.0 million in the first six months of 2001 from $18.4 million for the first six months of 2000. The cash flow increase was primarily attributable to the increase in accrued expenses, and the decrease in income tax receivable, accounts receivable--net, inventory in transit and inventory--net, partially reduced by the decrease in net income, deferred taxes and accounts payable. Net cash used in investing activities for the first six months of 2001, of $2.8 million, was used for capital expenditures and an acquisition. Net cash used in financing activities for the first six months of 2001, of $30.3 million, was primarily used to reduce outstanding long-term debt and was derived primarily from net income.

    In connection with its recapitalization, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a $325.0 million senior secured term loan and a senior secured revolving credit facility providing for borrowings up to $40.0 million. As of June 30, 2001, Boyds had repaid $83.5 million of the 9% Notes leaving a balance outstanding of $81.5 million, and $243.0 million of the term loan leaving a balance outstanding of $82.0 million. The revolving credit facility provides loans in an aggregate amount of up to $40.0 million. Boyds had no borrowings under the revolving credit facility at June, 2001, thus the full amount available under the revolving credit facility is available to fund the working capital requirements of Boyds.

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

    Boyds does not expect to incur significant capital expenditures for the foreseeable future, due to its sourcing arrangements with suppliers. However, between now and the Fall of 2002 Boyds expects to spend approximately
$16.0 million to construct and equip a company museum and visitor attraction, which will be located in Gettysburg.

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

    On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of an additional 3,000,000 shares of the Company's common stock. As of June 30, 2001, Boyds had repurchased 86,580 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $0.6 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

    On July 27, 2000 Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of June 30, 2001, Boyds had repurchased $17.5 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Boyds adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of Boyds.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

    The forward-looking statements in this report are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Boyds, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Boyds' forward-looking statements, including: the effects of economic conditions; the inability to grow Boyds' business as planned; the loss of either of Boyds' two independent buying agencies or any of its manufacturing sources; economic or political instability in the countries with which Boyds does business; changes to, or the imposition of, new regulations, duties, taxes or tariffs associated with the import or export of goods from or to the countries with which Boyds does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the factors discussed above may cause actual results to differ materially from those expressed in or implied by the statements in this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company faces minimal interest rate risk exposure in relation to its outstanding debt of $163.5 million at June 30, 2001. Of this amount, $82.0 million under the Credit Agreement is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

    The Company faces currency risk exposure that arises from translating the results of its United Kingdom operations to the U.S. dollar. The currency risk exposure is not material as the United Kingdom subsidiary operations do not have a material impact on the Company's earnings.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Boyds has received from the State of Pennsylvania an assessment to pay additional franchise taxes of approximately $6,914 for 1998. However, a June 2001 ruling issued by the State indicates that Boyds will ultimately prevail in this matter.

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

           None.

      (b)  Reports on Form 8-K:

           None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2001                                    THE BOYDS COLLECTION, LTD.

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