Form 10-Q
period 2001-09-30
BOYDS COLLECTION LTD
filed 2001-11-13
CIK 1074530

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from ______  to ______

Commission File Number:  001-14843

The Boyds Collection, Ltd.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1418730
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 South Street, McSherrystown, Pennsylvania, Attn.: Peter H. Frost	17344
(Address of Principal Executive Offices)	(Zip Code)

(717) 633-9898
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         ☒                No                ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share	59,107,460
(Class)	(Outstanding as of November 5,2001)

THE BOYDS COLLECTION, LTD.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2000 (Audited) and September 30, 2001 (Unaudited)

	December 31,	September 30,
	2000	2001
	(in thousands)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,191	$5,477
Accounts receivable, less allowance for doubtful accounts of $2,466 at December 31, 2000 and $2,694 at September 30, 2001	20,412	28,473
Inventory - finished goods, less allowance for obsolete inventory of $645 at December 31, 2000 and $3,255 at September 30, 2001	12,865	13,209
Inventory in transit	3,102	2,393
Other current assets	804	694
Income taxes receivable	5,630	1,478
Deferred income taxes	18,672	18,672
Total current assets	64,676	70,396

PROPERTY AND EQUIPMENT - NET	5,635	7,529

OTHER ASSETS:
Deferred debt issuance costs	3,912	3,288
Deferred tax asset	186,371	177,340
Other assets	2,719	3,116
Total other assets	193,002	183,744
TOTAL ASSETS	$263,313	$261,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,481	$1,371
Accrued expenses	4,016	3,301
Interest payable	1,933	3,269
Current portion of long-term debt (Note 4)	6,250	14,000
Total current liabilities	14,680	21,941

LONG-TERM DEBT (Note 4)	187,157	145,853

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 6)

OTHER LIABILITIES	190	190

STOCKHOLDERS' EQUITY:
Common stock (61,838 shares issued and outstanding at December 31, 2000 and September 30, 2001) and paid-in capital in excess of par	(41,133)	(41,221)
Accumulated other comprehensive loss	(7)	(19)
Retained earnings	128,775	161,507
Less: Treasury shares at cost (2,685 at December 31, 2000 and 2,731 at September 30, 2001)	(26,349)	(26,582)
Total stockholders’ equity	61,286	93,685

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$263,313	$261,669

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months and the Nine Months Ended September 30, 2000 and 2001

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
	(in thousands, except per share amounts)

NET SALES	$59,526	$47,549	$151,485	$125,274
COST OF GOODS SOLD	22,219	17,895	55,504	45,616
GROSS PROFIT	37,307	29,654	95,981	79,658
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Notes 3 and 7)	6,763	7,173	17,624	18,102
INCOME FROM OPERATIONS	30,544	22,481	78,357	61,556
OTHER INCOME/(EXPENSE)	39	61	229	39
INTEREST EXPENSE:
Interest expense	5,277	2,841	14,622	9,603
Amortization of deferred debt issuance costs	180	157	538	475
TOTAL INTEREST EXPENSE	5,457	2,998	15,160	10,078
INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	25,126	19,544	63,426	51,517
PROVISION FOR INCOME TAXES (Note 5)	10,149	6,517	24,149	18,689
INCOME BEFORE EXTRAORDINARY ITEM	14,977	13,027	39,277	32,828
EXTRAORDINARY ITEM - WRITE OFF OF DEFERRED DEBT ISSUANCE COSTS (NET OF $98, $40, $296 AND $54 TAX BENEFITS FORTHE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001, AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001, RESPECTIVELY)	174	71	527	96
NET INCOME	$14,803	$12,956	$38,750	$32,732

EARNINGS PER SHARE:
Basic Earnings Per Share
Income Before Extraordinary Item	$0.25	$0.22	$0.66	$0.56
Extraordinary Item - Write Off of Deferred Debt Issuance Costs	-	-	-	-
Net Income	$0.25	$0.22	$0.66	$0.56

Diluted Earnings Per Share
Income Before Extraordinary Item	$0.25	$0.22	$0.66	$0.55
Extraordinary Item - Write Off of Deferred Debt Issuance Costs	-	-	(0.01)	-
Net Income	$0.25	$0.22	$0.65	$0.55

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2001

(Unaudited)

	Common Stock		Common Stock and Paid-in Capital in Excess of Par	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Other Comprehensive Income	Totral Stockholders' Equity
	Shares Issued And Outstanding	Treasury Stock
	(in thousands)

BALANCE, JANUARY 1, 2001	61,838	2,685	$(41,133)	$(26,349)	$(7)	$128,775	$-	$61,286
Issuance of common stock	-	(22)	(88)	247	-	-	-	159
Repurchase of common stock	-	68	-	(480)	-	-	-	(480)
Other comprehensive income:
Foreign currency translation	-	-	-	-	(12)	-	(12)	(12)
Net income	-	-	-	-	-	32,732	32,732	32,732
Comprehensive income	-	-	-	-	(12)	-	$32,720	-
BALANCE, SEPTEMBER 30, 2001	61,838	2,731	$(41,221)	$(26,582)	$(19)	$161,507		$93,685

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2000 and 2001

(Unaudited)

	Nine Months Ended
	September 30,
	2000	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,750	$32,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	802	1,320
Amortization and write off of deferred debt issuance costs	1,363	624
Deferred taxes	12,374	9,031
Changes in assets and liabilities:
Accounts receivable - net	(17,979)	(8,061)
Inventory - net	(1,354)	(344)
Inventory in transit	706	709
Other current assets	483	110
Other assets	(31)	21
Accounts payable	(846)	(1,110)
Accrued taxes/income taxes receivable	(1,703)	4,152
Accrued expenses	(3,677)	(715)
Interest payable	2,064	1,336
Net cash provided by operating activities	30,952	39,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Loss on sale of equipment	-	83
Acquisition, net of cash acquired	-	(531)
Purchase of property and equipment	(1,199)	(3,185)
Net cash used in investing activities	(1,199)	(3,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(32,000)	(33,554)
Sale of common stock (net of related fees and expenses)	661	-
Exercise of stock options	-	160
Repurchase of common stock	(125)	(480)
Net cash used in financing activities	(31,464)	(33,874)

Effect of exchange rate changes on cash	21	(12)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,690)	2,286
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,501	3,191
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,811	$5,477
CASH PAID DURING THE PERIOD FOR INTEREST	$12,371	$8,268
CASH PAID DURING THE PERIOD FOR INCOME TAXES	$13,378	$5,506

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1.                INTERIM FINANCIAL STATEMENTS

                The Boyds Collection, Ltd., (“Boyds” or the “Company”) is a leading designer, importer and distributor of high-quality, hand crafted collectibles and other specialty giftware products. Boyds imports substantially all of its products from foreign suppliers, primarily located in The People's Republic of China.

The condensed consolidated balance sheet, as of September 30, 2001, the condensed consolidated statements of income for the three months and the nine months ended September 30, 2000 and 2001, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 2001 are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

Certain reclassifications have been made to the prior years’ amounts to conform to the fiscal 2001 presentation.

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

In June 2001, the FASB issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations".  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company is in the process of evaluating the impact of implementing SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business.  This statement is effective for fiscal years beginning after December 15, 2001.  SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement.  The Company is currently evaluating the impact of implementing SFAS No. 142.

2.                FINANCIAL INSTRUMENTS WITH OFF–BALANCE SHEET RISK

At December 31, 2000 and at September 30, 2001, Boyds had letters of credit outstanding under bank credit agreements amounting to $8.2 million and $3.2 million, respectively.  These letters of credit represent Boyds’ commitment to purchase inventory which is to be produced and/or shipped.

3.                RELATED PARTY TRANSACTIONS

For the third quarter and first nine months ended September 30, 2000, Boyds paid to Kohlberg, Kravis & Roberts approximately $94 and $667 respectively for management fees, recruitment fees and related expenses. For the third quarter and first nine months ended September 30, 2001, Boyds paid to Kohlberg, Kravis & Roberts approximately $115 and $309 respectively for management fees and related expenses.

4.            LONG-TERM DEBT

Long–term debt is summarized as follows:

	December 31,	September 30,
	2000	2001

9% Senior Subordinated Notes due May 15, 2008	$82,657	$77,853

Credit Agreement:
Secured Tranche A Term Loan due April 2005. Interest based on LIBOR or base rate as defined	88,250	82,000
Secured revolving loan due April 2005. Interest based on LIBOR or base rate as defined	22,500	-
Sub-Total	193,407	159,853
Less: Current portion of long-term debt	(6,250)	(14,000)
	$187,157	$145,853

At September 30, 2001, the weighted average interest rate in effect for the term loan was 4.2%.

                The Senior Subordinated Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003. Interest on the Notes is payable semiannually on May 15 and November 15.

                The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of September 30, 2001. The agreement also provides that the Term Loan and revolving loan commitment be secured by the capital stock of Boyds' current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow as defined in the credit agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

The scheduled maturities of the long–term debt, including current portion, are as follows:

2002	$14,000
2003	17,000
2004	23,000
2005	28,000
Thereafter	77,853
159,853

5.                PROVISION FOR INCOME TAXES

                For federal income tax purposes, Boyds has elected to treat the Recapitalization and Stock purchase that occurred in April 1998 as an asset acquisition by making an Internal Revenue Code Section 338 (h) (10) election.  As a result, there is a difference between the financial reporting and tax basis of Boyds’ assets.  The difference creates deductible goodwill for tax purposes, and a deferred tax asset for financial reporting purposes.  The deferred tax asset will be realized as the goodwill is amortized over a period of fifteen years.  In the opinion of management, Boyds believes it will have sufficient profits in the future to realize the deferred tax asset.

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

6.                CONTINGENCIES

Boyds has received from the State of Pennsylvania an assessment to pay additional franchise taxes of approximately $6.9 million for 1998, which has not been paid. However, a June 2001 letter issued by the State indicates that Boyds will ultimately prevail in this matter.

                Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of Boyds’.

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

8.                EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(in thousands)

Numerator for basic and diluted earnings per share:
Net income	$14,803	$12,956	$38,750	$32,732
Denominator:
Denominator for basic earnings per share - weighted average shares	59,153	59,099	59,147	59,119
Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	271	364	172	329
Denominator for diluted earnings per share - weighted average shares	59,424	59,463	59,319	59,448

9.                SUBSEQUENT EVENTS

As of November 5, 2001, Boyds had repurchased $11.1 million of its outstanding 9% Series B Senior Subordinated Notes due 2008, pursuant to its bond repurchase program for an aggregate amount of $11.2 million. These repurchases were financed out of operating cash flow.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of

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

                Boyds' sales consist of plush products, resin products, doll products, village products, home décor products and other products. Other products include Collectors club sales, which are generated from annual dues collected directly from consumers who become members of Boyds' collectors club, The Loyal Order of Friends of Boyds, which began in July 1996 and currently has approximately 100,000 paying members; distributor sales, which are sales of Boyds' products to independent distributors in other countries and to certain accounts in the U.S.A., which are shipped directly from overseas suppliers; and related clothing and accessories.

                Boyds licenses its product designs to other companies for products including stationery, clothing and home textiles. Boyds believes such licensing, in addition to providing royalty income, helps to increase consumer awareness of Boyds' designs and brand image. Boyds reports royalty income in net sales.

                Selling, general and administrative expenses are comprised of overhead, selling and marketing costs, administration and professional fees. Boyds exhibits its products at many national and regional tradeshows where orders are taken by Boyds' employees and part-time help. Boyds operates almost exclusively out of a leased office/distribution facility in McSherrystown, Pennsylvania where it believes both labor and rental costs are attractive. These factors, combined with Boyds' access to low–cost manufacturing sources located primarily in China, result in increased operating income margins.

Results of Operations

                The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	62.7	62.4	63.3	63.5
Selling, general and administrative expenses	11.4	15.1	11.6	14.4
Income from operations	51.3	47.3	51.7	49.1
Other income/(expense)	0.1	0.1	0.1	0.0
Total interest expense	9.2	6.3	10.0	8.0
Provision for income taxes	17.0	13.7	15.9	14.9
Income before extraordinary item	25.2	27.4	25.9	26.2
Extraordinary item	0.3	0.2	0.3	0.1
Net income	24.9%	27.2%	25.6%	26.1%

Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

Net Sales - Net sales declined $12.0 million, or 20.2%, to $47.5 million in the third quarter of 2001 from $59.5 million for the third quarter of 2000. Compared to the same quarter last year sales of Boyds’ plush products declined $1.3 million, or 4.9%, resin product sales declined $8.9 million, or 42.8%, doll product sales declined $0.9 million, or 40.9%, village product sales declined $0.1 million, or 3.6%, and home décor product sales, previously included in the all other category, increased $0.2 million, or 10.0%. As a percentage of net sales for the quarter plush products represented 52%, resin products represented 25%, doll products represented 3%, village products represented 6% and home décor products represented 5%.

The sales shortfall was due to the continuing reduction in order volume from our accounts, particularly in the resin category, reflecting the very challenging environment that has persisted over the past year for our retailers, and the strategic elimination of certain resin product categories. These were only partially offset by the launch of our stationery product line and increased emphasis on our home décor product line. In the fourth quarter Boyds launched two new concepts; Bear & Co., which features bears and bear related books directed at the children’ market, and “personalization”, which enables retailers to serve those customers who wish to customize their bears for themselves or as gifts, by embroidering a personalized greeting on each bears sweater.

Gross Profit - Gross profit declined $7.6 million, or 20.4%, to $29.7 million in the third quarter of 2001 from $37.3 million for the third quarter of 2000. Gross profit as a percent of sales declined to 62.5% for the quarter from 62.7% for the same period in 2000. The dollar decline was primarily attributable to the decline in sales volume.

Selling, General & Administrative Expenses (SG&A)  - SG&A increased $0.4 million, or 5.9%, to $7.2 million in the third quarter of 2001 from $6.8 million for the third quarter of 2000. SG&A as a percent of sales increased to 15.2% for the quarter from 11.4% for the same period in 2000. The dollar increase was primarily due to increased expenditure on new product development, whose sales impact will not be felt until 2002. The increase in the percent of sales was primarily due to the decrease in sales.

Income from Operations  - Income from operations declined $8.0 million, or 26.2%, to $22.5 million in the third quarter of 2001 from $30.5 million for the third quarter of 2000. Income from Operations as a percent of sales declined to 47.4% for the quarter from 51.3% for the same period in 2000. The dollar decline and the decline in the percent of sales was primarily attributable to the decline in sales volume.

Total Interest Expense  - Total Interest Expense declined $2.5 million, or 45.5%, to $3.0 million in the third quarter of 2001 from $5.5 million for the third quarter of 2000. Total Interest Expense as a percent of sales declined to 6.3% for the quarter from 9.2% for the same period in 2000. The dollar decline and the decline in the percent of sales was due to the reduction of debt from excess cash and a decline in interest rates.

Provision for Income Taxes  - Provision for Income Taxes declined $3.6 million, or 35.6%, to $6.5 million in the third quarter of 2001 from $10.1 million for the third quarter of 2000. Provision for Income Taxes as a percent of sales declined to 13.7% for the quarter from 17.0% for the same period in 2000. The dollar decline was due primarily to the decline in sales volume. The decline in the percent of sales was due primarily to the impact of a one-time change in the Pennsylvania State Corporation Income Tax law, the final impact of which will not be known until the end of the fourth quarter 2001.

                Income before Extraordinary Item  - Income before Extraordinary Item declined $2.0 million, or 13.3%, to $13.0 million in the third quarter of 2001 from $15.0 million for the third quarter of 2000. Net Income before Extraordinary Item as a percent of sales increased to 27.4% for the quarter from 25.2% for the same period in 2000. The dollar decline was primarily attributable to the decline in sales volume. The increase in the percent of sales was primarily due to the savings in interest expense and the lower effective tax rate more than offsetting the impact of the decline in sales volume.

                Extraordinary Item – The extraordinary items, both net of tax, of $71 and $174, recorded in the third quarter of 2001 and the third quarter of 2000, respectively, are for the write off of deferred debt issuance costs arising from the early paydown of long term debt of $3.7 million and $15.0 million in the third quarter of 2001 and the third quarter of 2000, respectively.

Net Income – Net income declined $1.8 million, or 12.2%, to $13.0 million in the third quarter of 2001 from $14.8 million for the third quarter of 2000. Net income as a percent of sales increased to 27.4% for the quarter from 24.9% for the same period in 2000. The dollar decline was primarily attributable to the decline in sales volume. The increase in the percent of sales was primarily due to the savings in interest expense and the lower effective tax rate more than offsetting the impact of the decline in sales volume.

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

Net Sales  - Net sales declined $26.2 million, or 17.3%, to $125.3 million in the first nine months of 2001 from $151.5 million for the first nine months of 2000. Compared to the same nine months last year sales of Boyds’ plush products declined $10.0 million, or 13.5%, resin product sales declined $11.6 million, or 24.3%, doll product sales declined $3.4 million, or 46.6%, village product sales declined $0.2 million, or 3.6%, and home décor product sales, previously included in the all other category, increased $1.9 million, or 59.4%, from a low base. As a percentage of net sales for the first nine months plush products represented 51%, resin products represented 29%, doll products represented 3%, village products represented 4% and home décor products represented 4%.

The sales shortfall was due to the continuing reduction in order volume from our accounts, reflecting the very challenging environment that has persisted over the past year for our retailers, and the strategic elimination of certain resin product categories. These were only partially offset by the launch of our stationery product line and increased emphasis on our home décor product line.

Gross Profit  - Gross profit declined $16.3 million, or 17.0%, to $79.7 million in the first nine months of 2001 from $96.0 million for the first nine months of 2000. Gross profit as a percent of sales increased to 63.6% for the first nine months from 63.4% for the same period in 2000. The dollar decline was primarily attributable to the decline in sales volume.

Selling, General & Administrative Expenses (SG&A) -  SG&A increased $0.5 million, or 2.8%, to $18.1 million in the first nine months of 2001 from $17.6 million for the first nine months of 2000. SG&A as a percent of sales increased to 14.4% for the first nine months from 11.6% for the same period in 2000. The dollar increase was primarily due to increased expenditure on new product development, whose sales impact will not be felt until 2002. The increase in the percent of sales was primarily due to the decrease in sales.

Income from Operations - Income from operations declined $16.8 million, or 21.4%, to $61.6 million in the first nine months of 2001 from $78.4 million for the first nine months of 2000. Income from Operations as a percent of sales declined to 49.2% for the first nine months from 51.7% for the same period in 2000. The dollar decline and the decline in the percent of sales was primarily attributable to the decline in sales volume.

Total Interest Expense  - Total Interest Expense declined $4.9 million, or 32.9%, to $10.0 million in the first nine months of 2001 from $14.9 million for the first nine months of 2000. Total Interest Expense as a percent of sales declined to 8.0% for the first nine months from 9.8% for the same period in 2000. The dollar decline and the decline in the percent of sales was due to the reduction of debt from excess cash and a decline in interest rates.

Provision for Income Taxes  - Provision for Income Taxes declined $5.4 million, or 22.4%, to $18.7 million in the first nine months of 2001 from $24.1 million for the first nine months of 2000. Provision for Income Taxes as a percent of sales declined to 14.9% for the first nine months from 15.9% for the same period in 2000. The dollar decline was due primarily to the decline in sales volume. The decline in the percent of sales was due primarily to the impact of a one-time change in the Pennsylvania State Corporation Income Tax law, the final impact of which will not be known until the end of the fourth quarter 2001.

 Income before Extraordinary Item  - Income before Extraordinary Item declined $6.5 million, or 16.5%, to $32.8 million in the first nine months of 2001 from $39.3 million for the first nine months of 2000. Net Income before Extraordinary Item as a percent of sales increased to 26.2% for the first nine months from 25.9% for the same period in 2000. The dollar decline was primarily attributable to the decline in sales volume. The increase in the percent of sales was primarily due to the savings in interest expense and the lower effective tax rate more than offsetting the impact of the decline in sales volume.

Extraordinary Item – The extraordinary items, both net of tax, of $96 and $527, recorded in the first nine months of 2001 and the first nine months of 2000, respectively, are for the write off of deferred debt issuance costs arising from the early paydown of long term debt of $11.1 million and $44.0 million in the first nine months of 2001 and the first nine months of 2000, respectively.

Net Income – Net income declined $6.0 million, or 15.5%, to $32.7 million in the first nine months of 2001 from $38.7 million for the first nine months of 2000. Net income as a percent of sales increased to 26.1% for the first nine months from 25.5% for the same period in 2000. The dollar decline was primarily attributable to the decline in sales volume. The increase in the percent of sales was primarily due to the savings in interest expense and the lower effective tax rate more than offsetting the impact of the decline in sales volume.

Liquidity and Capital Resources

                Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt. Cash flow from operations increased $8.8 million, or 28.4%, to $39.8 million in the first nine months of 2001 from $31.0 million for the first nine months of 2000. The cash flow increase was primarily attributable to the increase in accrued expenses, and the decrease in accounts receivable – net and income tax receivable, partially reduced by the decrease in net income and deferred taxes. Net cash used in investing activities for the first nine months of 2001, of $3.6 million, was used for capital expenditures and an acquisition. Net cash used in financing activities for the first nine months of 2001, of $33.9 million, was primarily used to reduce outstanding long-term debt and was derived primarily from net income.

                In connection with its recapitalization, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a $325.0 million senior secured term loan and a senior secured revolving credit facility providing for borrowings up to $40.0 million. As of September 30, 2001, Boyds had repaid $87.1 million of the 9% Notes leaving a balance outstanding of $77.9 million, and $243.0 million of the term loan leaving a balance outstanding of $82.0 million. Boyds had no borrowings under the revolving credit facility at September 30, 2001, thus the full amount available under the revolving credit facility is available to fund the working capital requirements of Boyds.

                Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds’ option. Beginning April 21, 2000, the Tranche A term loan amortizes over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds’ ability to declare dividends or make distributions. The term loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow, as defined in the credit agreement. As of December 31, 2000, the Tranche B term loan had been fully repaid. The revolving credit facility commitment will terminate on April 21, 2005.

                Boyds does not expect to incur significant capital expenditures for the foreseeable future, due to its sourcing arrangements with suppliers. However, between now and the Fall of 2002 Boyds expects to spend approximately $16.0 million to construct and equip a flagship store and museum for the Company, which will be located in Gettysburg, Pennsylvania. The aim of this investment is to generate income and at the same time expand the brand awareness and image of Boyds, by capitalizing on the tourist destination status of the Gettysburg area.

                Management believes that cash flow from operations and availability under the revolving credit facility will provide adequate funds for Boyds’ foreseeable working capital needs, planned capital expenditures, debt service obligations, the common stock repurchase program and the bond repurchase program. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Boyds on acceptable terms or at all. Boyds’ ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Boyds’ control.

On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of an additional 3,000,000 shares of the Company’s common stock. As of September 30, 2001, Boyds had repurchased 86,580 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $0.6 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of September 30, 2001, Boyds had repurchased $21.1 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

Seasonality

                Boyds does not have the significant seasonal variation in its orders that it believes is experienced by many other giftware and collectibles companies.  Boyds receives orders throughout the year and generally ships merchandise out on a first–in, first–out basis.  Approximately 40% of orders are taken between November and April while approximately 60% of orders are placed between May and October in anticipation of the holiday season. Boyds does not build a large receivables balance relative to sales because it typically does not offer its customers long payment terms or dating programs.

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

In June 2001, the FASB issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations".  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company is in the process of evaluating the impact of implementing SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"  for the disposal of a segment of business.  This statement is effective for fiscal years beginning after December 15, 2001.  SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement.  The Company is currently evaluating the impact of implementing SFAS No. 142.

Foreign Exchange

                The dollar value of Boyds' assets abroad is not significant. Boyds' sales are primarily denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

                Boyds imports most of its products from manufacturers in China. Boyds' costs could be adversely affected on a short-term basis if the Chinese renminbi appreciates significantly relative to the United States dollar. Conversely, its costs would be favorably affected on a short–term basis if the Chinese renminbi depreciates significantly relative to the United States dollar. Although Boyds generally pays for its products in United States dollars, the cost of such products fluctuates with the value of the Chinese renminbi. In the future, Boyds may, from time to time, enter into foreign exchange contracts or prepay inventory purchases as a partial hedge against currency fluctuations. Differences between the amounts of such contracts and costs of specific material purchases are included in inventory and cost of sales. Boyds intends to manage foreign exchange risks to the extent appropriate.

Forward Looking Statements

                Some of the matters discussed in this report include forward–looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward–looking statements.

                The forward–looking statements in this report are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Boyds, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Boyds’ forward–looking statements, including: the effects of economic conditions; the inability to grow Boyds’ business as planned; the loss of either of Boyds’ two independent buying agencies or any of its manufacturing sources; economic or political instability in the countries with which Boyds does business; changes to, or the imposition of, new regulations, duties, taxes or tariffs associated with the import or export of goods from or to the countries with which Boyds does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the factors discussed above may cause actual results to differ materially from those expressed in or implied by the statements in this report.

                Readers are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date of such statements. Boyds undertakes no obligation to publicly release the results of any revisions to these forward–looking statements that may be made to reflect events or circumstances after the date of this report, or the date of such statements, as the case may be, or to reflect the occurrence of unanticipated events.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk.

The Company faces minimal interest rate risk exposure in relation to its outstanding debt of $159.9 million at September 30, 2001. Of this amount, $82.0 million under the Credit Agreement is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

The Company faces currency risk exposure that arises from translating the results of its German and United Kingdom operations to the U.S. dollar. The currency risk exposure is not material as the German and United Kingdom subsidiary operations do not have a material impact on the Company's earnings.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

Boyds has received from the State of Pennsylvania an assessment to pay additional franchise taxes of approximately $6.9 million for 1998, which has not been paid. However, a June 2001 ruling issued by the State indicates that Boyds will ultimately prevail in this matter.

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

Date: November 5, 2001		The Boyds Collection, Ltd.

	By:	/s/ Christine L. Bell
Christine L. Bell
Chief Operating Officer, Controller and Secretary

	By:	/s/ Peter H. Frost
Peter H. Frost

Chief Financial Officer