Form 10-K
period 2001-12-31
BOYDS COLLECTION LTD
filed 2002-03-28
CIK 1074530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER 001-14843
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
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------             -----------------------------------------
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

    The aggregate market value of the Registrant's Common Stock held by non-affiliates (assuming solely for the purpose of this calculation that directors and officers are affiliates) of the Registrant, based on the reported last sale price of such stock on the New York Stock Exchange on March 21, 2002, was approximately $102,438,760.

    As of March 21, 2002, the number of shares of the Registrant's Common Stock outstanding was 59,061,560.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement relating to the Registrant's 2002 Annual Meeting of Stockholders which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I

Item 1.   Description of Business.....................................      1

Item 2.   Properties..................................................      5

Item 3.   Legal Proceedings...........................................      6

Item 4.   Submission of Matters to a Vote of Security Holders.........      6

PART II

Item 5.   Market for Registrant's Common Equity and Related                 6
            Stockholder Matters.......................................

Item 6.   Selected Financial Data.....................................      7

Item 7.   Management's Discussion and Analysis of Financial Condition       8
            and Results of Operations.................................

Item 7A.  Quantitative and Qualitative Disclosures About Market            17
            Risk......................................................

Item 8.   Financial Statements........................................     18

Item 9.   Changes in and Disagreements With Accountants on Accounting      36
            and Financial Disclosure..................................

PART III

Item 10.  Directors and Executive Officers............................     36

Item 11.  Executive Compensation......................................     36

Item 12.  Security Ownership of Certain Beneficial Owners and              36
            Management................................................

Item 13.  Certain Relationships and Related Transactions..............     36

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form      37
            8-K.......................................................

          Signatures..................................................     39

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    The Boyds Collection, Ltd. ("Boyds") is a leading designer, importer and distributor of high-quality, hand-crafted collectibles and other specialty giftware products. Boyds sells its products through an extensive network of approximately 18,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. Boyds imports substantially all of its products from manufacturers in China through buying agencies.

HISTORY

    Boyds was founded in 1979 by Gary and Justina Lowenthal as a small antique business in Boyds, Maryland. By 1984, Boyds had begun to reproduce and sell miniature houses, duck decoys and merino wool teddy bears to selected retail outlets. In 1984, Boyds also introduced its first major plush product, a unique, fully-jointed wool teddy bear named MATTHEW-TM-, and the GNOMES HOMES-TM-, a small collection of hand-sculpted miniature cast resin houses. Boyds relocated from Maryland to southern Pennsylvania in 1987 and its product line was expanded to include other plush animals and related accessories including miniature clothes, furniture and ornaments. Boyds began distributing its plush animal lines to department stores and gift retailers, opting against selling to mass merchandisers, major discount stores and toy chains. In 1993, Boyds began selling cast resin figurines with the introduction of its BEARSTONES-TM- line. More recent introductions of products include porcelain dolls in 1997 and the resin villages in 2000. In 1998, Boyds acquired H.C. Accents, a home decor company and in 2001, J & T Designs, a Christmas gift company. In 2001, Boyds began construction of a museum and store facility in Gettysburg, Pennsylvania. The facility, which is scheduled to be placed in operation by September 2002, will serve as a tourist attraction that will help expand brand awareness. In addition, the facility will function as a sales channel for visitors.

BUSINESS SEGMENTS

    Boyds has determined that it operates in one segment, collectibles and giftware. In addition, less than 3% of total revenue is derived from customers outside the United States and almost all long lived assets are located in the United States. No customer represents more than 10% of total revenue.

PRODUCT LINES

    Since 1982, Boyds' product lines have expanded from plush bears to include other plush animals such as hares, moose and cats, as well as resin figurines, resin houses, porcelain dolls and boxes and related clothing and accessories, as described below.

    PLUSH ANIMALS

    Boyds began selling its plush animals in 1982. The plush animal category consists of both dressed and non-dressed animals, most of which are fully jointed with sewn-in joints for arms, legs and heads. Today, the plush animal category has grown to encompass over 400 different items ranging from 2 1/2" miniatures to 40" large animals.

    Boyds' non-dressed plush animal lines include the HUGGLE-FLUFFS-TM-, the ARTISAN SERIES-TM-, THE MOHAIR BEARS-TM-, J.B. BEAN & ASSOCIATES-TM-, the ARCHIVE COLLECTION-TM- and ANGELS AND FRIENDS-TM- ornaments. The largest revenue-generating line in this plush category is Boyds' J.B. BEAN & ASSOCIATES-TM-, featuring fully-jointed bears, hares, moose, lambs and other animals.

    Introduced in 1992, the popularity of Boyds' T.J.'S BEST DRESSED-TM-, line, characterized by fully jointed bears, cats, moose and other animals dressed in stylish, hand-sewn outfits, has helped create additional brand awareness for Boyds.

    Retail prices for the plush animals generally range from $4 to $95. Animals in the plush animal category are made of various materials with outer coverings ranging from acrylic plush to custom-dyed chenille and wool and interiors filled with plastic pellets for the beanbag animals and 100% acrylic fiberfill for the other animals.

    RESIN FIGURINES

    Boyds' resin figurine category currently consists of the main collection, BEARSTONES-TM-, and sub-collections, FOLKSTONES-TM-, DOLLSTONES-TM-, CHARMING ANGELS-TM-, SHOEBOX BEARS-TM- and WEE FOLKSTONES-TM-. Together, these categories include over 300 styles of finely detailed, hand-painted miniature cast resin bears, other animals and people.

    Boyds introduced the BEARSTONES-TM- in 1993 with ten different styles. Since its introduction, Boyds has expanded the offerings to include additional figurines, resin jewelry, ornaments, waterballs, SHOEBOX BEARS-TM-, votive holders, ceramics, picture frames, and desk accessories.

    The FOLKSTONES-TM- line of products, introduced in 1994, includes non-traditional, whimsical figurines of traditional folk art themes, other figurines, jewelry, ornaments, waterballs, WEE FOLKSTONES-TM- and votive holders.

    The DOLLSTONES-TM- line of products, introduced in 1995, is based on nostalgic themes and includes figurines of children depicted with animals, waterballs, votive holders and musicals.

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

    DOLLS

    In the fall of 1997, Boyds introduced limited edition porcelain dolls which Boyds continues to expand. The dolls range in size from 12 inches to 16 inches in height and are generally priced from $15 to $80 at retail.

    VILLAGES

    In 2000, Boyds introduced its first village, Boydstown, which has been followed by Kringles Village and Boydsenbeary Acres. The villages are made from resin and are whimsical reproductions of houses and other buildings. They are generally priced between $20 and $40 at retail.

    OTHER PRODUCTS

    In 1998 Boyds acquired H. C. Accents, a home decor giftware company, and in 2001, Boyds acquired J&T Designs, a designer and distributor of Christmas gift products, expanding both its customer base and product offerings. Boyds sells over 300 additional items ranging from miniature furniture, wooden accessories and glasses, through cast iron products, resin accessories, to home decor. Various printed and promotional materials are sold to support Boyds product lines. Boyds also sells products to its collectors club members (FRIENDS OF BOYDS).

NEW PRODUCT INTRODUCTIONS

    Boyds continually evaluates new product ideas and regularly introduces new product lines that maintain Boyds' whimsical and "Folksy with Attitude" themes. During fiscal 2001, Boyds concentrated on broadening the giftability of its core resin figurine and plush animal products. Boyds also introduced the following new lines:

    - HUGGLE-FLUFFS-TM-, a new line of soft, fluffy plush pals for the young'nz that feature embroidered bibs and internal rattles.

    - THE CHARMING ANGELS COLLECTION-TM-, a line of renaissance-inspired resin angels with their own 24-karat-gold-plated charms.

    - J&T IMAGINATIONS-TM-, a new line of whimsical Santas with resin faces, resulting from the 2001 acquisition of J&T Designs.

    - WILLS CREEK-TM-, a new line of resin men's gifts.

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

    LICENSES.

    Boyds licenses its product designs to other companies for products including home textiles, infant clothing and wallpaper. The licensing contracts range from 2 to 5 years in duration. Boyds believes such licensing arrangements provide a significant benefit to Boyds business by generating royalty income and increasing consumer awareness of Boyds' designs and brand image.

    Boyds protects its intellectual property rights, both through policing any potential infringement by third parties and registering such rights, when appropriate, with applicable government authorities. Boyds believes that its trademarks and other proprietary rights are material to its success and competitive position.

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

    Boyds' domestic products are shipped by ocean freight to the United States and then by truck to Boyds' 209,000 square-foot distribution center in McSherrystown, Pennsylvania. Boyds ships the majority of its products to its nationwide retailer network via United Parcel Service.

DISTRIBUTION NETWORK AND CUSTOMERS

    Boyds has a large national distribution network, which includes approximately 18,000 independent retail gift and collectibles accounts, high-end department stores and selected catalogue retailers, representing approximately 24,000 individual retail outlets. Boyds' resin figurine product line is sold through a network of authorized dealers consisting of approximately 7,300 accounts, selected primarily from Boyds' plush-only dealers. The top ten accounts comprised approximately 16.6% of net sales during fiscal 2001.

    Boyds believes it has very low annual customer account turnover among its resin dealers and normal turnover for its other dealers. Turnover among non-resin dealers occurs primarily in small accounts, which become inactive due to ownership changes, poor credit or lack of commitment to Boyds' products. Accounts which became inactive during fiscal 2001 represented approximately 5.4% of Boyds' fiscal 2000 net sales. Boyds generally does not offer dating terms or volume discounts.

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

COMPETITION WITH PRODUCERS OF COLLECTIBLES AND GIFTWARE PRODUCTS

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

EMPLOYEES

    Boyds currently employs a total of 269 full time individuals, 239 of whom are located in McSherrystown, Pennsylvania. None of these employees are represented by labor unions. Boyds also uses contract labor to work at the various trade shows around the nation.

ITEM 2. PROPERTIES

SHOWROOMS, WAREHOUSING, DISTRIBUTION FACILITIES AND MUSEUM

    Boyds leases approximately 209,000 square feet of distribution and warehouse space in McSherrystown, Pennsylvania. Boyds' existing distribution center includes two loading docks, two automated conveyor systems and 180,000 square feet of storage area, which are in good operating condition. Boyds' lease expires in 2009. Boyds completed the building of an additional 54,000 square feet of leased warehouse space during fiscal 1999. Attached to the warehouse area is Boyds' 24,000 square-foot corporate headquarters which is subject to the same lease provisions. Boyds also leases office space in Illinois and showroom space in Atlanta and Dallas. Management believes that its current facilities are suitable and adequate for Boyds' planned growth needs for the next several years, and vacant land is available on-site for additional expansion should it be necessary.

    Boyds also owns 128.2 acres in Cumberland Township, Adams County, PA. Construction is currently underway on an approximately 100,000 square foot museum and store facility scheduled to open in September, 2002.

DEVELOPMENT AND UPGRADES OF MANAGEMENT INFORMATION SYSTEMS

    Boyds' management information systems have been developed through the modification of off-the-shelf software programs to serve Boyds' current needs. Boyds launched its official company website on November 15, 1999 at WWW.BOYDSSTUFF.COM. which, among other things, permits interested collectors to sign-up for club membership online. On February 14, 2001, Boyds implemented its B2B website which permits Boyds' dealers to place their orders, review order status, check their accounts and conduct other related matters via a "business-to-business" link.

    During 2001, Boyds invested in the implementation of a sales interface system that was expected to improve sales force efficiency and effectiveness. Due to implementation difficulties during the fourth quarter of 2001, the system was reduced to its net realizable value.

ITEM 3. LEGAL PROCEEDINGS

    Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position or results of operations of Boyds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since Boyds' initial public offering of 16,000,000 shares of its common stock, par value $.0001 per share ("Common Stock") on March 4, 1999, Boyds' Common Stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "FOB". To date, the NYSE has been the principal market for the exchange of the freely tradable shares of Boyds' Common Stock. The following table shows, on a per share basis, the high and low prices for the Boyds' Common Stock for the periods indicated as reported on the New York Stock Exchange:

                                                       2000                  2001
                                                -------------------   -------------------
QUARTER ENDED                                     HIGH       LOW        HIGH       LOW
-------------                                   --------   --------   --------   --------
March 31......................................   $ 7.75     $5.94      $ 9.50     $6.90
June 30.......................................   $11.00     $5.63      $12.75     $8.20
September 30..................................   $10.00     $7.38      $12.45     $7.70
December 31...................................   $ 9.94     $6.75      $10.00     $6.20

    As of March 21, 2002, the approximate number of holders of record of Boyds' Common Stock 588. Since its initial public offering in 1999, Boyds has not paid cash dividends on its Common Stock; however, Boyds may consider paying cash dividends in the future. Boyds intends to retain its earnings to finance the development and growth of its business and to service company debt. Currently Boyds is subject to substantial restrictions that limit its ability to declare and pay cash dividends on its Common Stock under certain covenants contained in Boyds' debt agreements.

ITEM 6. SELECTED FINANCIAL DATA
FIVE YEAR FINANCIAL SUMMARY

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                             1997       1998        1999       2000       2001
                                           --------   ---------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
OPERATIONS
Net sales................................  $130,605   $ 199,069   $211,096   $184,047   $153,460
Gross profit.............................    87,254     134,927    138,642    113,293     90,361
Selling, general and administrative
  expenses...............................     6,166      11,591     20,301     25,898     28,454
Income from operations...................    81,495     123,353    118,357     87,407     61,916
Interest expense.........................       286      29,687     23,947     19,503     12,483
Income before extraordinary items........    79,130      66,278     60,110     42,007     37,326
Extraordinary items......................        --          --      7,008        611      1,515
Net income...............................    79,130      66,278     53,102     41,396     35,811

COMMON STOCK DATA
Net income per share:
  --Basic................................  $   0.50   $    0.79   $   0.89   $   0.70   $   0.61
  --Diluted..............................  $   0.50   $    0.79   $   0.89   $   0.70   $   0.60
Book value per share.....................  $   0.03   $   (1.89)  $   0.33   $   1.04   $   1.63
Weighted average shares
  and equivalents outstanding
  --Basic................................   157,672      84,142     59,495     59,149     59,109
  --Diluted..............................   157,672      84,485     59,797     59,345     59,402

FINANCIAL POSITION
Cash and cash equivalents................  $ 11,210   $  11,606   $ 11,501   $  3,191   $    815
Working capital..........................    34,608      33,868     56,024     49,996     32,353
Total assets.............................    38,936     298,410    282,185    263,313    244,502
Total debt...............................    30,000     443,000    251,000    193,407    140,189
Total stockholders' equity (deficit).....     5,272    (158,766)    19,362     61,286     96,382

OTHER DATA
Gross profit margin......................      66.8%       67.8%      65.7%      61.6%      58.9%
Operating income margin..................      62.4%       62.0%      56.1%      47.5%      40.4%
Depreciation and amortization............  $    254   $   2,260   $  6,303   $  3,603   $  3,238
Capital expenditures.....................       367       1,247      2,763      2,752      5,813

------------------------

Note: Certain reclassifications have been made to the prior years' amounts to conform to the fiscal 2001 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 1999, 2000, and 2001, respectively, has been derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto.

GENERAL

    Boyds is a leading domestic designer, importer and distributor of branded, high-quality, hand-crafted collectibles and other specialty giftware products. Boyds sells its products through an extensive network of approximately 18,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels.

    Boyds' products include plush animals, resin figurines, porcelain dolls, villages and others. The following table sets forth Boyds' plush animals, resin figurines, dolls, villages and other product sales and their percentage of Boyds' net sales:

                                                   YEAR ENDED                       YEAR ENDED
                                                  DECEMBER 31,                     DECEMBER 31,
                                         ------------------------------   ------------------------------
                                           1999       2000       2001       1999       2000       2001
                                         --------   --------   --------   --------   --------   --------
                                             (DOLLARS IN MILLIONS)
Plush animals..........................   $110.7     $ 90.5     $ 80.1      52.4%      49.2%      52.2%
Resin figurines........................     72.1       56.4       42.9      34.2%      30.7%      27.9%
Dolls..................................      6.7        9.5        4.9       3.2%       5.2%       3.2%
Villages...............................       --        6.1        6.0        --        3.3%       3.9%
Other..................................     21.6       21.5       19.6      10.2%      11.6%      12.8%
                                          ------     ------     ------     -----      -----      -----
Net sales..............................   $211.1     $184.0     $153.5     100.0%     100.0%     100.0%
                                          ======     ======     ======     =====      =====      =====

    The most important categories within the plush are the dressed animals in the T. J'S. BEST DRESSED-TM- collection, introduced in 1992, and the other custom-designed plush animals. Boyds began selling non-dressed plush animals in 1982 and has since introduced product collections which currently include BEARS IN THE ATTIC-TM-, J. B. BEAN & ASSOCIATES-TM-, the ARCHIVE COLLECTION-TM-, MOHAIR BEARS-TM- AND HUGGLE-FLUFFS-TM-.

    The major figurine product line within the resin figurine category is BEARSTONES-TM- which Boyds introduced in late 1993. In early 1994, Boyds introduced another resin figurine line known as FOLKSTONES-TM-, followed by DOLLSTONES-TM- in late 1995. Boyds also established a network of dealers in 1994, selected primarily from Boyds' plush-only dealers, that were authorized to carry Boyds' resin figurine product lines. These dealers currently number 7245 accounts.

    The porcelain doll line was launched in the fall of 1997. This category has now expanded and offers a range of dolls from 12 inches to 16 inches.

    The village line was launched in January 2000 and consists of resin houses and related "village" accessories.

    Included in other sales are collectors club sales which are generated from annual dues collected directly from consumers who become members of Boyds' collectors club, THE LOYAL ORDER OF FRIENDS OF BOYDS, which began in July 1996 and currently has approximately 45,000 paying members. This category also includes sales from H. C. Accents, a home decor company acquired by Boyds in October, 1998, and royalty income generated by licensing contracts.

    Unlike many of its competitors, Boyds does not utilize a network of internal or independent commissioned sales personnel, but relies instead on an in-house team of non-commissioned telemarketing and sales professionals. In addition, Boyds exhibits its products at many national and regional tradeshows where orders are taken by Boyds' employees. Boyds operates almost exclusively out of a leased office/distribution facility in McSherrystown, Pennsylvania which it believes provides attractive labor and rental costs.

CRITICAL ACCOUNTING POLICIES

    Preparing the financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicating future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. Management believes that the estimates and assumptions used in connection with the amounts reported in Boyds' financial statements and related disclosures are reasonable and made in good faith.

    The most significant accounting estimates inherent in the preparation of Boyds' financial statements include estimates related to valuing the ultimate collectability of accounts receivable and realizable value of inventory. In addition, a significant amount of judgment exists in defining deferred tax valuation accounts. The process of determining estimates is based on several factors, including historical experience, current and anticipated economic conditions and customer profiles. Boyds continually reevaluates these key factors and makes adjustments to estimates where appropriate. The following are Boyds' critical accounting policies, some of which require the application of significant estimates and assumptions.

    - Sales revenue, net of returns and discounts, is recognized upon shipment of the items, when title passes to the customer. The most significant financial statement line item, net sales, represents transactions consistent with Boyds' primary business focus and meet the criteria of Staff Accounting Bulletin No. 101, including the transfer of title, probable collectability, identified customer and no recourse.

    - Accounts receivable are presented at estimated net realizable value. Boyds uses estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of historical bad debts, customer credit ratings, current economic trends and changes in customer payment terms to arrive at appropriate reserves. Material differences may result in the amount and timing of earnings if actual experience differs significantly from management estimates.

    - Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method of accounting. Boyds records adjustments to the value of this inventory in situations where it appears that Boyds will not be able to recover the cost of the product. This lower of cost or market analysis is based on Boyds' estimate of forecasted demand by customer by product. A decrease in product demand due to changing customer tastes, consumer buying patterns or loss of shelf space to competitors could significantly impact Boyds' evaluation of its excess and obsolete inventories.

    - Under the requirements of Statement of Financial Accounting Standards
      (SFAS) No. 121, Boyds assessed the potential impairment of identifiable intangibles, long-lived assets and acquired goodwill whenever events or changes in circumstances indicated that the carrying value may not be recoverable. In performing this evaluation, the Company evaluated current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions. On January 1, 2002, Boyds adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment using a new methodology, during the first six months of fiscal 2002, and on a periodic basis thereafter.

    Boyds' accounting policies are more fully described in Item 8--Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 2.

FACTORS WHICH AFFECT BOYDS' RESULTS OF OPERATIONS

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

    ACQUISITION

    On April 25, 2001, Boyds acquired all of the issued and outstanding shares of capital stock of J & T Design ("J & T"). J & T is a designer and distributor of Christmas gift products. J & T's results from operations are included in Boyds' consolidated statement of income subsequent to April 25, 2001. The aggregate purchase price was approximately $0.5 million paid in cash. The purchase price was assigned to the acquired assets, primarily inventory and accounts receivable, based on their fair market values. In addition, Boyds has recorded goodwill of approximately $0.5 million, included in other assets, related to the excess of the purchase price over the fair value of assets acquired which is being amortized using the straight line method over 20 years until the implementation of SFAS 142. The inclusion of this acquisition within the consolidated statements presented had an immaterial impact on Boyds' pro forma results.

RESULTS OF OPERATIONS

    Net sales consist of sales of our products, net of sales discounts, product returns and allowances, collectors club sales generated from members of Boyds' collectors club and royalty income from licenses held by Boyds. Sales are primarily made on a purchase order basis. Revenue associated with sales is recognized when products are shipped to the customer.

    Cost of goods sold consists of product costs, freight and warehousing costs. Selling, general and administrative expenses include overhead, selling and marketing costs, administration and professional fees.

    Other income consists of interest income and exchange rate gain/loss.

    The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           1999          2000          2001
                                                         --------      --------      --------
Net sales..........................................       100.0%        100.0%        100.0%
Gross profit.......................................        65.7%         61.6%         58.9%
Selling, general and administrative expenses.......         9.6%         14.1%         18.5%
  Income from operations...........................        56.1%         47.5%         40.4%
Other income.......................................         0.2%          0.1%          0.0%
Interest expense...................................        11.4%         10.6%          8.2%
Provision for income taxes.........................        16.4%         14.2%          7.9%
  Income before extraordinary items................        28.5%         22.8%         24.3%
Extraordinary items (net of tax benefits)..........         3.3%          0.3%          1.0%
                                                          -----         -----         -----
  Net income.......................................        25.2%         22.5%         23.3%
                                                          =====         =====         =====

FISCAL YEAR ENDED DECEMBER 31, 2001 VS. FISCAL YEAR ENDED DECEMBER 31, 2000

    NET SALES--Net sales declined $30.6 million, or 16.6%, to $153.5 million in 2001 from $184.0 million for 2000. Net sales of Boyds' plush products decreased $10.4 million, or 11.5%, resin product sales decreased $13.5 million, or 23.9%, doll product sales decreased $4.6 million, or 48.7%, village product sales decreased $0.1 million, or 2.1%, and other product sales decreased
$2.0 million, or 8.8%. The sales decrease for the year ended December 31, 2001 was primarily due to the continuing reduction in order volume from our retailers. During 2001, our retailers have faced an increasingly challenging environment that has resulted in conservative product purchases. In addition, we have strategically eliminated certain resin product categories. These decreases were only partially offset by the launch of our stationery product line and the growth of our home decor product line.

    GROSS PROFIT--Gross profit declined $22.9 million, or 20.2%, to $90.4 million in 2001 from $113.3 million for 2000. Gross profit as a percent of sales declined to 58.9% for 2001 from 61.6% for 2000. The dollar decline was primarily attributable to the respective declines in sales volume and to a provision for slow moving inventory of $6.0 million, representing 3.9% of current year sales, taken in the fourth quarter as a result of weakening economic conditions, causing retailers to reduce inventory levels.

    SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)--SG&A increased
$2.6 million, or 9.9%, to $28.5 million in 2001 from $25.9 million for 2000. SG&A as a percent of sales increased to 18.5% for 2001 from 14.1% for the same period in 2000. The dollar increase for the year was primarily due to the impairment of assets of $2.1 million during the fourth quarter and increased expenditure on new product development, whose sales impact will not be felt until 2002. The increase in the percent of sales was primarily due to the decrease in sales and the impairment of assets.

    INCOME FROM OPERATIONS--Income from operations declined $23.4 million, or 26.8%, to $64.0 million in 2001 from $87.4 million for 2000. Income from operations as a percent of sales declined to 41.7% for the year from 47.5% for the same period in 2000. The dollar decline and the decline in the percent of sales were primarily attributable to the decline in sales volume and the $6.0 million charge for slow moving inventory in the fourth quarter as a result of weakening economic conditions, causing retailers to reduce inventory levels.

    TOTAL INTEREST EXPENSE--Total interest expense declined $7.0 million, or 36.0%, to $12.5 million in 2001 from $19.5 million for 2000. Total interest expense as a percent of sales declined to 8.1% for the year from 10.6% for 2000. The dollar decline and the decline in the percent of sales were due to the reduction of debt from excess cash and a decline in interest rates.

    INCOME TAXES--Income taxes declined $14.0 million, or 53.6%, to $12.2 million in 2001 from $26.2 million for 2000. Income taxes as a percent of sales declined to 7.9% for the year from 14.2% for the same period in 2000. The dollar decline and the decline in the percent of sales were due primarily to the decline in sales volume and to the impact of a change in the Pennsylvania State Corporation Income Tax regulations, which resulted in an increase in the company's deferred tax asset and a reduction in income tax expense.

    EXTRAORDINARY ITEMS--The $0.7 million charge, net of tax, relates to the write-off of deferred debt issuance costs arising from the early paydown of long term debt. The $0.9 million loss, net of tax, relates to the repurchase of Boyds' bonds above par.

FISCAL YEAR ENDED DECEMBER 31, 2000 VS. FISCAL YEAR ENDED DECEMBER 31, 1999

    NET SALES--Net sales decreased $27.1 million, or 12.8%, to $184.0 million in 2000 from $211.1 million in 1999. Sales of Boyds' plush products decreased
$20.2 million, or 18.3%, to $90.5 million in 2000 from $110.7 million in 1999; sales of the Company's resin products decreased $15.7 million, or 21.8%, to $56.4 million in 2000 from $72.1 million in 1999; sales of the Company's doll products, increased $2.8 million, or 41.8%, to $9.5 million in 2000 from $6.7 million in 1999; and sales of village products produced sales of $6.1 million. The overall sales shortfall resulted from the weakness in the retail marketplace that persisted over the year 2000, while the increase in sales of the Company's doll products is primarily attributable to new product introductions and expanded distribution.

    GROSS PROFIT--Gross profit decreased $25.3 million, or 18.3%, to $113.3 million in 2000 from $138.6 million in 1999. Gross profit as a percentage of sales decreased to 62.0% in 2000 from 65.7% in 1999. The dollar decrease in gross profit was primarily attributable to the decrease in sales volume. The decrease in gross profit as a percentage of sales was primarily attributable to increased freight costs, a provision for retired inventory of approximately
$3.0 million and lower gross margins on key product lines in the first six months of 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)--SG&A expenses increased $5.6 million, or 27.6%, to $25.9 million in 2000 from $20.3 million in 1999. SG&A expenses as a percentage of sales increased to 14.1% in 2000 from 9.7% in 1999. The increase in dollars and percentage of sales is primarily attributable to increased wages arising from the annualized impact of additional personnel, additional marketing costs and a provision of $2.0 million for doubtful accounts. This increase was partially offset by a provision of $4.4 million for a legal settlement recorded in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                                           CONTRACTUAL CASH OBLIGATION
                                                                             PAYMENTS DUE BY PERIOD
                                                        -----------------------------------------------------------------
AS OF DECEMBER 31, 2001, IN MILLIONS                      2002       2003       2004       2005     THEREAFTER    TOTAL
------------------------------------                    --------   --------   --------   --------   ----------   --------
Tranche term A loan due 2005..........................   $14.0      $17.0      $23.0      $28.0        $  --      $ 82.0
Revolving credit facility due 2005....................      --         --         --       11.5           --        11.5
9% Senior subordinated notes due 2008.................      --         --         --         --         46.7        46.7
Operating leases......................................     1.3        1.2        0.7        0.6          1.3         5.1
                                                         -----      -----      -----      -----        -----      ------
  Total...............................................   $15.3      $18.2      $23.7      $40.1        $48.0      $145.3

    Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt. Cash balances declined $2.4 million during 2001. Net cash used in investing activities and financing activities exceeded cash provided by operating activities primarily due to a paydown of debt under a bond repurchase program.

OPERATING ACTIVITIES

    Cash provided by operating activities increased $6.3 million, or 12.2%, to $57.8 million in 2001 from $51.5 million in 2000. The cash flow increase was primarily attributable to the decrease in accounts receivable and inventory, partially offset by a decrease in net income.

INVESTING ACTIVITIES

    Capital and investment expenditures totaled $6.3 million in 2001. Boyds is currently constructing a store and museum expected to be placed into service during the third quarter of 2002. During 2001, Boyds incurred approximately
$3.0 million in capital expenditures related to the store and museum, with an additional $13.0 million expected in 2002. Other than the museum, Boyds does not expect to incur significant capital expenditures for the foreseeable future, due to its sourcing arrangements with suppliers.

FINANCING ACTIVITIES

    In connection with the recapitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings up to $40.0 million. On April 12, 1999, Boyds repaid $66.0 million of the notes, and has subsequently repaid a further
$52.3 million, leaving a balance outstanding of $46.7 million. Boyds has repaid $243.0 million of the term loans under the credit agreement, leaving a balance outstanding of $82.0 million at December 31, 2001.

    The revolving credit facility provides loans in an aggregate amount of up to $40.0 million. Boyds had borrowed $11.5 million under the revolving credit facility at December 31, 2001. Thus, the unused balance available under the revolving credit facility will be available to fund the working capital requirements of Boyds. Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds' option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the tranche A term loan is amortizing over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds' ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow, as defined in the credit agreement. As of December 31, 2000, the tranche B term loan had been fully repaid.

    On May 28, 1999, Boyds' Board of Directors approved the repurchase of up to
3.0 million shares of Boyds' common stock. As of December 31, 2001, Boyds had repurchased 2,954,200 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $29.9 million, thus completing the program. These repurchases were financed out of operating cash flow and approximately $4.0 million of borrowings under the revolving credit facility which were repaid.

    On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of an additional 3.0 million shares of Boyds' common stock. As of December 31, 2001, Boyds had repurchased 132,480 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $1.0 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility.

    On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of December 31, 2001, Boyds had repurchased $52.3 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow and the revolving credit facility. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

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

RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    DEPENDENCE ON TWO INDEPENDENT BUYING AGENCIES. Substantially all of the products that Boyds sells are purchased through two independent buying agencies. One buying agency is located in Hong Kong, and the other buying agency is located in the United States. These two buying agencies, which contract with a total of 19 independent manufacturers, account for approximately 90% of Boyds' total imports. These two buying agencies also perform a number of functions for Boyds, including collaborating in Boyds' product design and development process. As a result, Boyds is substantially dependent on these buying agencies and the manufacturers with which they contract. Boyds does not have long-term contracts with either of its primary buying agencies. Boyds believes that the loss of either of its primary buying agencies would (1) have a material adverse effect on its financial condition and results of operations, (2) cause disruptions in its orders, (3) affect the quality of its products, and (4) possibly require it to select alternative manufacturers.

    POTENTIAL ECONOMIC AND POLITICAL RISKS OF CHINA. All of Boyds' significant manufacturers are located in China. Although Boyds has identified alternate manufacturers which could meet its quality and reliability standards at similar costs in China and in other countries, the loss of any one or more of its manufacturers could have a material adverse effect on its business. Because Boyds relies primarily on Chinese manufacturers, it is subject to the following risks that could restrict its manufacturers' ability to make its products or increase its manufacturing costs: (1) economic and political instability in China; (2) transportation delays; (3) restrictive actions by the Chinese government; (4) the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes; (5) Chinese trade and tax laws. In particular, Boyds' business could be adversely affected if the Chinese renminbi appreciates significantly relative to the United States dollar due to the cost of its products fluctuating with the value of the Chinese renminbi.

    POTENTIAL ADVERSE TRADE REGULATIONS AND RESTRICTIONS. Boyds does not own or operate any manufacturing facilities. Instead, Boyds imports substantially all of its retail products from independent foreign manufacturers, primarily in China. As a result, substantially all of its products are subject to United States Customs Service duties and regulations. These regulations include requirements that Boyds disclose information regarding the country of origin on its products, such as "Handmade in China." Within its discretion, the United States Customs Service may also set new regulations regarding the amount of duty to be paid, the value of merchandise to be reported or other customs regulations relating to Boyds' imported products. Failure to comply with these regulations may result in the imposition of additional duties or penalties or forfeiture of merchandise.

    The countries in which Boyds' products are manufactured may impose new quotas, duties, tariffs or other charges or restrictions. This could adversely affect Boyds' financial condition, results of operations or its ability to continue to import products at current or increased levels. In particular, Boyds' costs could increase, or the mix of countries from which Boyds imports its products may be changed, if the Generalized System of Preferences program is not renewed or extended each year. The Generalized System of Preferences program allows selected products of beneficiary countries to enter the United States duty free. In addition, if countries that are currently accorded "Most Favored Nation" status by the United States, such as China, cease to have such status, Boyds could be adversely affected. Boyds cannot predict what regulatory changes may occur or the type or amount of any financial impact these changes may have on it in the future.

    CHANGING CONSUMER TASTES. The demand for Boyds' products may be quickly affected by changing consumer tastes and interests. Boyds' results of operations depend substantially upon its ability to continue to conceive, design, source and market new pieces and upon continuing market acceptance of its existing and future product lines. If Boyds fails or is significantly delayed in introducing new pieces to its existing product lines or creating new product line concepts or if its new products do not meet with market acceptance, its results of operations may be impaired. A number of companies who participate in the giftware and collectibles industries are part of large, diversified companies that have greater financial resources than Boyds and offer a wider range of products and may be less affected by changing consumer tastes.

    POTENTIAL INFRINGEMENT OF BOYDS' INTELLECTUAL PROPERTY. Boyds believes that its trademarks and other proprietary rights are material to its success and competitive position. Accordingly, Boyds devotes resources to the establishment and protection of its intellectual property on a worldwide basis. The actions Boyds takes to establish and protect its trademarks and other proprietary rights may not be adequate to protect its intellectual property or to prevent imitation of its products by others. Moreover, while Boyds has not experienced any proprietary license infringements or legal actions that have had a material impact on its financial condition or results of operations, other persons have and will likely in the future assert rights in, or ownership of, its trademarks and other proprietary rights. Boyds may not be able to successfully resolve such conflicts. In addition, the laws of foreign countries may not always protect intellectual property to the same extent as do the laws of the United States.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires Boyds to complete a transitional goodwill impairment test six months from the date of adoption. Boyds is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Boyds is in the process of evaluating the impact of implementing SFAS No. 143.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. Boyds is currently evaluating the impact of implementing SFAS No. 144.

RELATED PARTY TRANSACTIONS

    Kohlberg Kravis Roberts & Co. L.P. ("KKR") represents a 59% stockholder of Boyd. For the years ended December 31, 1999, 2000 and 2001 Boyds paid to KKR approximately $0.5 million, $0.4 million and $0.4 million, respectively, for management fees and related expenses. Amounts payable to KKR at December 31, 2000 and 2001 were $0.1 million.

    Boyds purchased approximately 111 acres of land from New Farm Operating, Inc., whose sole stockholder is Justina Lowenthal, wife of director and Chairman Emeritus Gary Loventhal. The purchase price was $0.5 million. This land is being used for the future site of the store and museum which is included in property and equipment. In the opinion of management, this transaction was executed on terms comparable to an arms length transaction.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $140.2 million at December 31, 2001. Of this amount $93.5 million, under the Credit Agreement, is subject to interest rate fluctuations. A hypothetical 1% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of Boyds.

    Boyds faces currency risk exposure that arises from translating the results of its United Kingdom and Germany operations to the U.S. dollar. The currency risk exposure is not material as the United Kingdom and Germany subsidiary operations do not have a material impact on Boyds' earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     19

Consolidated Balance Sheets.................................     20

Consolidated Statements of Income...........................     21

Consolidated Statement of Stockholders' Equity..............     22

Consolidated Statement of Cash Flows........................     23

Notes to Consolidated Financial Statements..................     24

Financial Statement Schedule--Valuation and Qualifying
  Accounts..................................................     37

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Boyds Collection, Ltd. and Subsidiaries
McSherrystown, Pennsylvania

    We have audited the accompanying consolidated balance sheets of The Boyds Collection, Ltd. and Subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These consolidated financial statements and consolidated financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company, at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Baltimore, Maryland
February 15, 2002

                           THE BOYDS COLLECTION, LTD.
                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  3,191   $    815
  Accounts receivable, less allowance for doubtful accounts
    of $2,466 and $3,107 in 2000 and 2001, respectively.....    20,412     13,497
  Inventory--primarily finished goods, less allowance for
    obsolete inventory of $645 and $6,031 in 2000 and 2001,
    respectively............................................    12,865      7,710
  Inventory in transit......................................     3,102      2,924
  Other current assets......................................       804        788
  Income taxes receivable...................................     5,630      6,830
  Deferred income taxes.....................................    18,672     21,590
                                                              --------   --------
      Total current assets..................................    64,676     54,154
PROPERTY AND EQUIPMENT--NET.................................     5,635      7,878
OTHER ASSETS:
  Deferred debt issuance costs..............................     3,912      2,218
  Deferred tax asset........................................   186,371    177,581
  Other assets..............................................     2,719      2,671
                                                              --------   --------
      Total other assets....................................   193,002    182,470
                                                              --------   --------
TOTAL ASSETS................................................  $263,313   $244,502
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  2,481   $  2,886
  Accrued expenses..........................................     4,016      3,905
  Interest payable..........................................     1,933      1,010
  Current portion of long-term debt.........................     6,250     14,000
                                                              --------   --------
      Total current liabilities.............................    14,680     21,801
LONG-TERM DEBT..............................................   187,157    126,189
COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)
OTHER LIABILITIES...........................................       190        130
STOCKHOLDERS' EQUITY:
  Capital stock (61,838 shares issued at December 31, 2000
    and 2001, respectively) and paid-in capital in excess of
    par.....................................................   (41,133)   (41,221)
  Other comprehensive income:
    Accumulated other comprehensive loss....................        (7)       (16)
  Retained earnings.........................................   128,775    164,586
  Less: Treasury shares at cost (2,685 and 2,777 at
    December 31, 2000 and 2001, respectively)                  (26,349)   (26,967)
                                                              --------   --------
      Total stockholders' equity............................    61,286     96,382
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $263,313   $244,502
                                                              ========   ========

                See notes to consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          2000          2001
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES...................................................    $211,096      $184,047      $153,460
COST OF GOODS SOLD..........................................      72,454        70,754        63,099
                                                                --------      --------      --------
  Gross profit..............................................     138,642       113,293        90,361
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................      20,301        25,898        28,454
OTHER OPERATING INCOME......................................          16            12             9
                                                                --------      --------      --------
INCOME FROM OPERATIONS......................................     118,357        87,407        61,916
                                                                --------      --------      --------
OTHER INCOME................................................         390           299            50
                                                                --------      --------      --------
INTEREST EXPENSE:
  Interest expense..........................................      23,162        18,803        11,858
  Amortization of deferred debt issuance costs..............         785           700           625
                                                                --------      --------      --------
TOTAL INTEREST EXPENSE......................................      23,947        19,503        12,483
                                                                --------      --------      --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY
  ITEMS.....................................................      94,800        68,203        49,483
PROVISION FOR INCOME TAXES..................................      34,690        26,196        12,157
                                                                --------      --------      --------
INCOME BEFORE EXTRAORDINARY ITEMS...........................      60,110        42,007        37,326
EXTRAORDINARY ITEMS:
  Redemption premium/(discount) on bonds net of $2,138,
    $294, and $543 of tax, respectively.....................       3,802          (523)          860
  Write off of deferred debt issuance costs net of $1,804,
    $638 and $414 of tax, respectively......................       3,206         1,134           655
                                                                --------      --------      --------
TOTAL EXTRAORDINARY ITEMS...................................       7,008           611         1,515
                                                                --------      --------      --------
NET INCOME..................................................    $ 53,102      $ 41,396      $ 35,811
                                                                ========      ========      ========
EARNINGS PER SHARE:
  Basic Earnings Per Share
    Income Before Extraordinary Items.......................    $   1.00      $   0.71      $   0.63
    Extraordinary Items:
    --Redemption Premium/(Discount) on Bonds................    $  (0.06)     $   0.01      $  (0.01)
    --Write Off of Deferred Debt Issuance Costs.............    $  (0.05)     $  (0.02)     $  (0.01)
                                                                --------      --------      --------
    Net Income..............................................    $   0.89      $   0.70      $   0.61
                                                                ========      ========      ========
  Diluted Earnings Per Share
    Income Before Extraordinary Items.......................    $   1.00      $   0.71      $   0.63
    Extraordinary Items:
    --Redemption Premium/(Discount) on Bonds................    $  (0.06)     $   0.01      $  (0.02)
    --Write Off of Deferred Debt Issuance Costs.............    $  (0.05)     $  (0.02)     $  (0.01)
                                                                --------      --------      --------
    Net Income..............................................    $   0.89      $   0.70      $   0.60
                                                                ========      ========      ========

                See notes to consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            COMMON STOCK
                       -----------------------    COMMON STOCK                ACCUMULATED
                          SHARES                  AND PAID-IN                    OTHER                         OTHER
                        ISSUED AND    TREASURY     CAPITAL IN     TREASURY   COMPREHENSIVE    RETAINED     COMPREHENSIVE
                       OUTSTANDING     STOCK     EXCESS OF PAR     STOCK         INCOME       EARNINGS        INCOME
                       ------------   --------   --------------   --------   --------------   ---------   ---------------
                                                                 (IN THOUSANDS)
BALANCE, JANUARY 1,
  1999...............     52,588                   $(193,043)                     $ --        $ 34,277        $    --
Sale of common stock
(net of related fees
  and expenses)......      9,250                     153,941                        --              --             --
Repurchase of common
  stock..............         --        2,954             --      (29,944)          --              --             --
Exercise of stock
  options............         --         (188)        (1,400)       2,237           --              --             --
Tax benefit from
  exercise of stock
  options............         --           --             --          191           --              --             --
Other comprehensive
  income:
  Foreign currency
    translation......         --           --             --           --            1              --              1
Net income...........         --           --             --           --           --          53,102         53,102
                                                                                                              -------
Comprehensive
  income.............         --           --             --           --            1              --        $53,102
                         -------      -------      ---------      --------        ----        --------        =======
BALANCE, DECEMBER 31,
  1999...............     61,838        2,766      $ (40,502)     $(27,516)       $  1        $ 87,379        $    --
Issuance of common
  stock..............         --         (100)          (631)       1,292           --              --             --
Repurchase of common
  stock..............         --           19             --         (125)          --              --             --
Other comprehensive
  income:
  Foreign currency
    translation......         --           --             --           --           (8)             --             (8)
Net income...........         --           --             --           --            0          41,396         41,396
                                                                                                              -------
Comprehensive
  income.............         --           --             --           --           (8)             --        $41,388
                         -------      -------      ---------      --------        ----        --------        =======
BALANCE, DECEMBER 31,
  2000...............     61,838        2,685        (41,133)     (26,349)          (7)       $128,775
Issuance of common
  stock..............                     (22)           (88)         247
Repurchase of common
  stock..............                     114                        (865)
Other comprehensive
  income:
  Foreign currency
    translation......                                                               (9)                            (9)
Net income...........                                                                           35,811         35,811
                                                                                                              -------
Comprehensive
  income.............         --           --             --           --           (9)             --        $35,802
                         -------      -------      ---------      --------        ----        --------        =======
BALANCE, DECEMBER 31,
  2001...............     61,838        2,777      $ (41,221)     $(26,967)       $(16)       $164,586
                         =======      =======      =========      ========        ====        ========


                           TOTAL
                       STOCKHOLDERS'
                          EQUITY
                       -------------

BALANCE, JANUARY 1,
  1999...............    $(158,766)
Sale of common stock
(net of related fees
  and expenses)......      153,941
Repurchase of common
  stock..............      (29,944)
Exercise of stock
  options............          837
Tax benefit from
  exercise of stock
  options............          191
Other comprehensive
  income:
  Foreign currency
    translation......            1
Net income...........       53,102

Comprehensive
  income.............           --
                         ---------
BALANCE, DECEMBER 31,
  1999...............    $  19,362
Issuance of common
  stock..............          661
Repurchase of common
  stock..............         (125)
Other comprehensive
  income:
  Foreign currency
    translation......           (8)
Net income...........       41,396

Comprehensive
  income.............           --
                         ---------
BALANCE, DECEMBER 31,
  2000...............    $  61,286
Issuance of common
  stock..............          159
Repurchase of common
  stock..............         (865)
Other comprehensive
  income:
  Foreign currency
    translation......           (9)
Net income...........       35,811

Comprehensive
  income.............           --
                         ---------
BALANCE, DECEMBER 31,
  2001...............    $  96,382
                         =========

                See notes to consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999        2000        2001
                                                              ----------   ---------   ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $  53,102    $ 41,396    $ 35,811
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................        668       1,131       1,544
    Amortization and write off of deferred debt issuance
      costs.................................................      5,635       2,472       1,694
    Deferred taxes..........................................     14,808      14,552       5,872
    Asset impairment charge.................................         --          --       2,088
    Changes in assets and liabilities:
      Accounts receivable--net..............................      1,319       2,228       6,915
      Inventory.............................................     (3,952)       (746)      5,155
      Inventory in transit..................................      1,166      (1,152)        178
      Other current assets..................................       (786)        509          16
      Other assets..........................................         25         (50)        433
      Accounts payable......................................        (51)      1,019         405
      Accrued taxes/income taxes receivable.................     (3,102)     (7,892)     (1,200)
      Accrued expenses......................................      3,666      (1,448)       (111)
      Interest payable......................................     (2,866)       (702)       (923)
      Other liabilities.....................................         --         190         (60)
                                                              ---------    --------    --------
        Net cash provided by operating activities...........     69,632      51,507      57,817
                                                              ---------    --------    --------

INVESTING ACTIVITIES:
  Purchase of property and equipment........................     (2,763)     (2,752)     (5,813)
  Acquisition of business--net of cash acquired.............         --          --        (531)
  Loss on sale of equipment.................................         --          --          83
                                                              ---------    --------    --------
    Net cash used in investing activities...................     (2,763)     (2,752)     (6,261)
                                                              ---------    --------    --------

FINANCING ACTIVITIES:
  Line of credit borrowings, net............................         --      22,500     (11,000)
  Repayment of debt.........................................   (192,000)    (80,093)    (42,218)
  Sale of common stock (net of related fees and expenses)...    153,941         661          --
  Exercise of stock options.................................        837          --         130
  Tax benefit from exercise of stock options................        191          --          30
  Repurchase of common stock................................    (29,944)       (125)       (865)
                                                              ---------    --------    --------
    Net cash used in financing activities...................    (66,975)    (57,057)    (53,923)
                                                              ---------    --------    --------
Effect of exchange rate changes on cash.....................          1          (8)         (9)
                                                              ---------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       (105)     (8,310)     (2,376)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     11,606      11,501       3,191
                                                              ---------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  11,501    $  3,191    $    815
                                                              =========    ========    ========
CASH PAID DURING THE PERIOD FOR INTEREST....................  $  25,746    $ 20,205    $ 12,782
                                                              =========    ========    ========
CASH PAID DURING THE PERIOD FOR INCOME TAXES................  $  16,079    $ 19,193    $  6,755
                                                              =========    ========    ========

                See notes to consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

1. GENERAL

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

    PROPERTY AND EQUIPMENT--Property and equipment is stated at cost. For assets acquired prior to January 1, 1999 depreciation is computed using the declining balance method over the estimated useful lives of the various assets. Beginning January 1, 1999, all new assets purchased are depreciated using the straight line method over the estimated useful lives. The estimated useful lives of furniture and fixtures range from five to seven years and the estimated useful lives of equipment range from three to seven years. The estimated useful lives of leasehold improvements is the lesser of the estimated life of the improvement or the term of the lease.

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

    GOODWILL--Goodwill, which represents the cost in excess of the fair value of net assets acquired, is amortized on a straight line basis over twenty years. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test

                           THE BOYDS COLLECTION, LTD.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company is currently evaluating the impact of implementing SFAS No. 144.

    During the fourth quarter of 2001, Boyds reduced capitalized software costs to its net realizable value through an impairment charge totaling $2.1 million, recorded in selling, general and administrative expenses on the consolidated statement of income. The software costs were associated with a sales interface system that was expected to improve sales force efficiency and effectiveness. Due to implementation difficulties during the fourth quarter, the system was reduced to its net realizable value.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--Management considers that the carrying amount of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, approximates fair value. Interest on long-term bank debt, except for the 9% senior subordinated notes ("Notes"), is payable at variable rates which approximates fair market value. The fair value of the Notes, face value of $46.7 million, was $48.8 million at December 31, 2001.

    FOREIGN CURRENCY TRANSLATION--Assets and liabilities of Boyds foreign subsidiaries are translated at year-end exchange rates while revenue and expenses are translated at weighted average rates prevailing during the year. Foreign currency translation adjustments are reported as a separate component of other comprehensive income/(loss) in the consolidated statement of stockholders' equity.

    INCOME TAXES--Effective April 21, 1998, Boyds accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach to accounting for income taxes. Deferred income tax assets and

                           THE BOYDS COLLECTION, LTD.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income taxes/benefit is the tax payable/receivable for the period plus or minus the change during the period in deferred income tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

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

    SEGMENT REPORTING--SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION requires enterprises to report certain information about products and services, activities in different geographic areas and reliance on major customers and to disclose certain segment information in their financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. Boyds has determined that it operates in one segment, collectibles. In addition, less than 3% of total revenue is derived from customers outside the United States and substantially all long lived assets are located in the United States. No customer represents more than 10% of total revenue.

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

    RECLASSIFICATIONS--Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

    OTHER RECENTLY ISSUED ACCOUNTING STANDARDS--In June 2001, the FASB issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations".
SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

                           THE BOYDS COLLECTION, LTD.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

3. PROPERTY AND EQUIPMENT

    The components of property and equipment at December 31, 2000 and 2001 were, as follows:

                                                              DECEMBER 31
                                                         ---------------------
                                                            2000        2001
                                                         ----------   --------
                                                            (IN THOUSANDS)
Land and Building......................................   $    --     $ 3,140
Equipment..............................................     3,723       3,657
Software development costs.............................     2,513       2,625
Leasehold improvements.................................     1,835       1,896
Furniture and fixtures.................................       371         374
                                                          -------     -------
  Total................................................     8,442      11,692
Less: accumulated depreciation and amortization........    (2,807)     (3,814)
                                                          -------     -------
  Total................................................   $ 5,635     $ 7,878
                                                          =======     =======

    Depreciation expense on property and equipment was $0.7 million,
$1.1 million and $         1.4 million in 1999, 2000 and 2001, respectively.

4. ACQUISITION

    On April 25, 2001, Boyds acquired all of the issued and outstanding shares
of capital stock of   J & T Design ("J & T"). J & T is a designer and
distributor of Christmas gift products. J & T's results from operations are included in Boyds' consolidated statement of income subsequent to April 25, 2001. The aggregate purchase price was approximately $0.5 million paid in cash. The purchase price was assigned to the acquired assets, primarily inventory and accounts receivable, based on their fair market values. In addition, Boyds has recorded goodwill of approximately $0.5 million, included in other assets, related to the excess of the purchase price over the fair value of assets acquired which is being amortized using the straight line method over 20 years until the implementation of SFAS 142. The inclusion of this acquisition within the consolidated financial statements presented had a immaterial impact on Boyds' pro forma results.

5. CONCENTRATION OF CREDIT RISK

    Boyds maintains cash balances at several financial institutions located in Pennsylvania. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated
$2.8 million and $0.5 million at December 31, 2000 and 2001, respectively. At December 31, 2001, no customer accounted for more than 10% of accounts receivable. At December 31, 2000, one customer accounted for approximately 12% of accounts receivable.

6. LEASE COMMITMENTS

    Boyds leases certain office, warehouse and showroom facilities under non-cancellable operating leases. Rent expense amounted to $1.2 million, $1.6 million and $1.6 million for the years ended

                           THE BOYDS COLLECTION, LTD.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

6. LEASE COMMITMENTS (CONTINUED)
December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, the future minimum lease commitments for the non-cancellable operating leases are as follows:

                                                              (MILLIONS)
2002........................................................     $1.3
2003........................................................      1.2
2004........................................................      0.7
2005........................................................      0.6
2006........................................................      0.5
Thereafter..................................................      0.8
                                                                 ----
                                                                 $5.1
                                                                 ====

7. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    At December 31, 2000 and 2001, Boyds had letters of credit outstanding under bank credit agreements amounting to $8.2 million and $6.3 million, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

8.  RELATED PARTY TRANSACTIONS

    Kohlberg Kravis Roberts & Co. L.P. ("KKR") represents a 59% stockholder of Boyds. For the years ended December 31, 1999, 2000 and 2001 Boyds paid to KKR approximately $0.5 million, $0.4 million and $0.4 million, respectively, for management fees and related expenses. Amounts payable to KKR at December 31, 2000 and 2001 were $0.1 million.

    Boyds purchased approximately 111 acres of land from New Farm
Operating, Inc., whose sole stockholder is Justina Lowenthal, wife of director and Chairman Emeritus Gary Lowenthal. The purchase price was $0.5 million. This land is being used for the future site of the store and museum which is included in property and equipment. In the opinion of management, this transaction was executed on terms comparable to an arms length transaction.

9.  LONG-TERM DEBT

    Long-term debt is summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
9% Senior Subordinated Notes due May 15, 2008...............  $ 82,657   $ 46,689

Credit Agreement:
  Secured Tranche A Term Loan due April 2005
    Interest based on LIBOR or base rate as defined.........    88,250     82,000
  Secured revolving loan due April 2005
    Interest based on LIBOR or base rate as defined.........    22,500     11,500
                                                              --------   --------
Sub-Total...................................................   193,407    140,189
Less: Current portion of long-term debt.....................    (6,250)   (14,000)
                                                              --------   --------
                                                              $187,157   $126,189
                                                              ========   ========

                           THE BOYDS COLLECTION, LTD.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

9. LONG-TERM DEBT (CONTINUED)

    The Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003. Interest on the Notes is payable semiannually on May 15 and November 15.

    For the years ended December 31, 2000 and 2001, the weighted average interest rates in effect for the Term Loan was 7.358% and 2.917%, respectively. For the years ended December 31, 2000 and 2001, the weighted average interest rates in effect for the revolving loan was 7.297% and 3.247%. In addition, the term loan has predetermined annual payments through April 2005.

    The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of December 31, 2001. The agreement also provides that the Term Loan and revolving loan commitment be secured by the capital stock of Boyds' current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow as defined in the credit agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

    The scheduled maturities of the long-term debt are as follows:

                                                              (IN MILLIONS)
                                                              -------------
2002........................................................      $ 14.0
2003........................................................        17.0
2004........................................................        23.0
2005........................................................        39.5
2006........................................................         0.0
Thereafter..................................................        46.7
                                                                  ------
                                                                  $140.2
                                                                  ======

10. PROVISION FOR INCOME TAXES

    Income tax expense consists of the following:

                                                                    DECEMBER 31,
                                                           ------------------------------
                                                             1999       2000       2001
                                                           --------   --------   --------
                                                                   (IN THOUSANDS)
Federal:
  Current................................................  $18,640    $ 9,315    $ 2,129
  Deferred...............................................   14,175     13,968     13,029
                                                           -------    -------    -------
Total Federal............................................   32,815     23,283     15,158

State:
  Current................................................    1,242      2,329      4,156
  Deferred...............................................      633        584     (7,157)
                                                           -------    -------    -------
Total State..............................................    1,875      2,913     (3,001)

Total Income Tax Provision...............................  $34,690    $26,196    $12,157
                                                           =======    =======    =======

                           THE BOYDS COLLECTION, LTD.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

10. PROVISION FOR INCOME TAXES (CONTINUED)
    During 2001, a Pennsylvania tax law change subjected Boyds to state income taxes retroactive to January 1, 2001. As a result, Boyds recorded a tax benefit for the increase in the deferred tax asset value totaling $8.7 million, contributing to the decrease in effective tax rate from 38.4% in 2000 to 24.6% in 2001. A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Statutory federal income tax rate...........................    35.0%      35.0%      35.0%
State income taxes--net of federal income tax benefit.......     1.3        2.8        7.0
Recognition of state deferred tax asset.....................      --         --      (17.7)
Other.......................................................     0.3        0.6        0.3
Effective income tax rate...................................    36.6%      38.4%      24.6%
                                                                ====       ====      =====

    The tax effect of significant items comprising the Company's deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax asset--Goodwill................................  $203,221   $195,283
Deferred tax asset--Other...................................     1,822      4,241
Deferred tax liability--Other...............................        --       (353)
                                                              --------   --------
Net deferred tax asset......................................   205,043    199,171
Less: Current...............................................   (18,672)   (21,590)
                                                              --------   --------
Deferred tax asset..........................................  $186,371   $177,581
                                                              ========   ========

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

11. CONTINGENCIES

    The Company has received from the State of Pennsylvania an assessment to pay additional franchise taxes of approximately $4.9 million for 1999 which has not been paid. However, a June 2001 letter issued by the State indicates that Boyds will ultimately prevail in this matter. In addition, Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of Boyds.

                           THE BOYDS COLLECTION, LTD.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

12. LEGAL SETTLEMENT

    On March 28, 2000, Boyds settled an outstanding lawsuit related to a claim for royalties. In complete and final resolution of the suit, Boyds agreed to a settlement of the claim, resulting in a $4.4 million charge ($3.1 million after tax), which was recorded in selling, general and administrative expenses in the period ended December 31, 1999, and paid in March, 2000.

13. STOCKHOLDERS' EQUITY

    CAPITAL STOCK--As of December 31, 2000 and 2001, Boyds had 100 million shares of capital stock (par value $0.0001), authorized and 59.2 million and
59.1 million shares outstanding, respectively. The Board of Directors is authorized to issue the unissued portion of the authorized shares in another class or series of stock, including preferred stock.

    During 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. On May 28, 1999, Boyds announced a common stock share repurchase program and, as of December 31, 2001, the Company had repurchased 2,954,200 shares of its common stock under this plan. On February 17, 2000, Boyds announced a further common stock share repurchase program and, as of December 31, 2001, the Company had repurchased 132,480 shares of its common stock under this plan.

14. EMPLOYEE BENEFIT PLANS

    EMPLOYEE SAVINGS AND RETIREMENT PLAN--Boyds has a 401(K) Plan that allows eligible employees to contribute up to $10,500 of their salary.

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

                           THE BOYDS COLLECTION, LTD.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

14. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Boyds has reserved a total of 5,579,033 shares for issuance under the Plans, of which 3,029,025 shares remain reserved at December 31, 2001 for future issuances. The following table summarizes information about fixed stock options at December 31, 2001:

                                                                         OPTIONS OUTSTANDING
                                                             -------------------------------------------
                                                                            EXERCISE PRICE PER SHARE
                                                 OPTIONS                 -------------------------------
                                                AVAILABLE    NUMBER OF                          WEIGHTED
                                                FOR GRANT     SHARES            RANGE           AVERAGE
                                                ----------   ---------   --------------------   --------
December 31, 1998.............................   1,112,909   1,133,124   $       4.45--$13.36    $ 7.10
                                                ----------   ---------

Options granted...............................    (368,000)    368,000   $      12.00--$18.00    $14.60
Options exercised.............................          --    (187,994)                 $4.45    $ 4.45
Options forfeited.............................      77,592     (77,592)                 $4.45    $ 4.45
                                                ----------   ---------

December 31, 1999.............................     822,501   1,235,538   $       4.45--$18.00    $ 9.90
                                                ----------   ---------

Shares reserved...............................   1,333,000          --                     --    $ 0.00
Options granted...............................  (1,000,000)  1,000,000   $        6.06--$7.00    $ 6.63
Options exercised.............................          --          --                     --    $ 0.00
Options forfeited.............................     125,349    (125,349)  $       4.45--$13.88    $ 6.85
                                                ----------   ---------

December 31, 2000.............................   1,280,850   2,110,189   $       4.45--$18.00    $ 8.47
                                                ----------   ---------

Shares reserved...............................   2,000,000                                       $ 0.00
Options granted...............................    (612,500)    612,500   $       6.80--$10.60    $ 7.53
Options exercised.............................                 (22,000)  $        6.25--$6.88    $ 6.32
Options forfeited.............................     360,675    (360,675)  $       4.45--$13.44    $10.04
                                                ----------   ---------

December 31, 2001.............................   3,029,025   2,340,014   $       4.45--$18.00    $ 8.01
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

                                                   YEARS ENDED DECEMBER 31,
                                            ---------------------------------------
                                               1999          2000          2001
                                            -----------   -----------   -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income...................  As reported    $53,102       $41,396       $35,811
                               Pro forma      $52,682       $40,022       $34,162

Basic earnings per share.....  As reported    $  0.89       $  0.70       $  0.61
                               Pro forma      $  0.89       $  0.68       $  0.58

Diluted earnings per share...  As reported    $  0.89       $  0.70       $  0.60
                               Pro forma      $  0.88       $  0.67       $  0.58

                           THE BOYDS COLLECTION, LTD.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

14. EMPLOYEE BENEFITS PLAN (CONTINUED)

    Pro forma information regarding net income and earnings per common share has been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

                                              1999        2000        2001
                                            ---------   ---------   ---------
Weighted average risk free interest
  rate....................................     5.7%        6.7%        4.8%
Volatility................................    48.0%       70.0%       72.0%
Dividend yield............................     0.0%        0.0%        0.0%
Expected life in years....................     6.5         6.5         6.5

    The weighted average fair value of options granted during 1999, 2000 and 2001 was $3.0 million, $4.6 million and $3.1 million, respectively.

    The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                          WEIGHTED
EXERCISE                                     OPTIONS       OPTIONS        AVERAGE
PRICE                                      OUTSTANDING   EXERCISABLE   REMAINING LIFE
--------                                   -----------   -----------   --------------
$4.45 to $6.88...........................   1,150,109      348,537          8.2
$7.00 to $12.00..........................     740,000      111,000          8.4
$13.36 to $18.00.........................     449,905      247,343          7.1

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

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the income and net income available to common stockholders:

                                                                     DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          2000          2001
                                                        -----------   -----------   -----------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Numerator for basic and diluted earnings per share:
  Net income..........................................  $    53,102   $    41,396   $    35,811
                                                        ===========   ===========   ===========
Denominator:
  Denominator for basic earnings per share--weighted
    average shares....................................   59,494,985    59,148,826    59,109,029
Effect of dilutive securities:
  Effect of shares issuable under stock option plans
    based on treasury stock method....................      302,097       195,971       292,743
                                                        -----------   -----------   -----------
Denominator for diluted earnings per share--weighted
  average shares......................................   59,797,082    59,344,797    59,401,772
                                                        ===========   ===========   ===========

                           THE BOYDS COLLECTION, LTD.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table shows results of operations for each of the quarters during fiscal 2000 and 2001:

                                                                          QUARTER ENDED
                                                         ------------------------------------------------
                                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                         --------   --------   ------------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year Ended December 31, 2000:
Net sales..............................................  $52,683    $39,276       $59,526       $32,561
Gross profit...........................................   33,280     25,428        37,320        18,038
Income from operations.................................   27,762     20,052        30,544         9,050
Income before extraordinary items......................   14,268     10,033        14,977         2,729
Extraordinary items:
  Write off of deferred debt issuance costs............      330         24           174           606
  Redemption discount on bonds.........................       --         --            --          (523)
                                                         -------    -------       -------       -------
Net income.............................................   13,938     10,009        14,803         2,646
                                                         =======    =======       =======       =======
Earnings per share:
  Basic and diluted earnings per share:
    Income before extraordinary items..................  $  0.24    $  0.17       $  0.25       $  0.05
    Extraordinary items:
      Write off of deferred debt issuance costs........       --         --            --         (0.01)
      Redemption discount on bonds.....................       --         --            --          0.01
                                                         -------    -------       -------       -------
      Net income.......................................  $  0.24    $  0.17       $  0.25       $  0.05
                                                         =======    =======       =======       =======

                           THE BOYDS COLLECTION, LTD.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year Ended December 31, 2001:
Net sales.........................................  $50,375    $27,350       $47,549       $28,187
Gross profit......................................   32,372     17,632        29,654        10,703
Income from operations............................   27,605     11,471        22,481           359
Income before extraordinary items.................   14,902      4,899        13,027         4,498

Extraordinary items:
  Write off of deferred debt issuance costs.......        2         23            71           559
  Redemption discount on bonds....................                                             860
Net income........................................   14,900      4,876        12,956         3,079
                                                    =======    =======       =======       =======

Earnings per share:
  Basic and diluted earnings per share:
    Income before extraordinary items.............     0.25       0.08          0.22          0.08
    Extraordinary items:
      Write off of deferred debt issuance costs...
      Redemption discount on bonds................
      Net income..................................     0.25       0.08          0.22          0.08

------------------------

(1) Fiscal 2000 income from operations included $3.1 million of inventory write down on a pretax basis during the fourth quarter.

    Fiscal 2001 income from operations included $2.1 million for impairment of assets and a $6.0 million provision for slow moving inventory on a pretax basis in the fourth quarter.

(2) The Company's business is seasonal with 61% and 64% of sales occurring in the first and third fiscal quarters combined for 2000 and 2001, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    Information concerning the directors and executive officers of the Company, their terms of office, the periods during which they have served, their personal business experience, is included in the Company's definitive Proxy Statement for its 2002 Annual Meeting of stockholders and is specifically incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding compensation of the Company's directors and officers is included in the Company's definitive Proxy Statement for its 2002 Annual Meeting of stockholders and is specifically incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares, (ii) each director and executive officer of the Company individually, and (iii) all directors and officers of the Company as a group, is included in the Company's definitive Proxy Statement for its 2002 Annual Meeting of stockholders and is specifically incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and transactions between the Company and its directors, director-nominees, executive officers, and the family members of these individuals is included in the Company's definitive Proxy Statement for its 2002 Annual Meeting of stockholders and is specifically incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.  CONSOLIDATED FINANCIAL STATEMENTS:

        The index for the consolidated financial statements is under Item 8 of this form 10K.

   2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

        Schedule of valuation and qualifying accounts

                           THE BOYDS COLLECTION, LTD.
                       VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                             COLUMN B     COLUMN C     COLUMN D      COLUMN E
--------                                             ---------   ----------   -----------   -----------
                                                                 ADDITIONS    DEDUCTIONS
                                                      BALANCE    CHARGED TO   CREDITED TO     BALANCE
                                                        AT       COSTS AND     COSTS AND        AT
DESCRIPTION                                          JANUARY 1    EXPENSES     EXPENSES     DECEMBER 31
-----------                                          ---------   ----------   -----------   -----------
                                                                       (IN THOUSANDS)
1999
Allowance for doubtful accounts....................   $  180       $  899         $ 620       $  459
Allowance for returns and allowances...............      287          149            73          363
Allowance for obsolete inventory...................       --          625            --          625

2000
Allowance for doubtful accounts....................   $  459       $2,518         $ 511       $2,466
Allowance for returns and allowances...............      363          142            --          505
Allowance for obsolete inventory...................      625        3,000         2,980          645

2001
Allowance for doubtful accounts....................   $2,466       $1,602         $ 961       $3,107
Allowance for returns and allowances...............      505          149           457          197
Allowance for obsolete inventory...................      645        9,016         3,630        6,031

    (B) EXHIBITS

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Amended and Restated Articles of Incorporation of Boyds
                        (incorporated by reference from Exhibit 3.1 of Amendment
                        No. 1 to Boyds' Registration Statement on Form S-1, filed on
                        February 8, 1999, File No. 333-69535).

         3.2 Amended and Restated Bylaws of Boyds (incorporated by reference from Exhibit 3.2 of Amendment No. 1 to Boyds'
                        Registration Statement on Form S-1, filed on February 8,
                        1999, File No. 333-69535)

         4.1            Indenture, dated as of April 21, 1998 between Boyds and The
                        Bank of New York, as trustee (incorporated by reference from
                        Exhibit 4.3 of Amendment No. 1 to Boyds' Registration
                        Statement on Form S-1, filed on February 8, 1999, File
                        No. 333-69535).

         4.2            Form of 9% Senior Subordinated Note due 2008 (included in
                        Exhibit 4.1)

         4.3            Form of 9% Series B Senior Subordinated Note due 2008
                        (included in Exhibit 4.1)

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

        10.2            Forms of Notes evidencing loans under the Credit Agreement
                        (included in Exhibit 10.1).

        10.3            1998 Option Plan for Key Employees of Boyds (incorporated by reference from Exhibit 10.3 of Amendment No. 1 to Boyds'
                        Registration Statement on Form S-1, filed on February 8,
                        1999, File No. 333-69535).

        10.4            1999 Option Plan for Key Employees of Boyds (incorporated by reference from Exhibit 4.3 of Boyds' Registration Statement on Form S-8, filed on January 18, 2002, File
                        No. 333-77022).

        10.5            2000 Option Plan for Key Employees of Boyds (incorporated by reference from Exhibit 4.4 of Boyds' Registration Statement on Form S-8, filed on January 18, 2002, File
                        No. 333-77022).

        10.6            2001 Option Plan for Key Employees of Boyds (incorporated by reference from Exhibit 4.5 of Boyds' Registration Statement on Form S-8, filed on January 18, 2002, File
                        No. 333-77022).

        10.7            Lease Agreement for Boyds' McSherrystown, Pennsylvania
                        facility (incorporated by reference from Exhibit 10.4 of
                        Amendment No. 3 to Boyds' Registration Statement on
                        Form S-1, filed on February 23, 1999, File No. 333- 69535).

        10.8            Employment Agreement dated January 28, 2000 between
                        Jean-Andre Rougeot and Boyds.*

        21 List of subsidiaries (incorporated by reference from Exhibit 21 of Boyds' Registration Statement on Form S-4, filed May 28, 1999, File No. 333-79647).

        23              Consent of Deloitte & Touche LLP.*

*   Filed herewith.

       (C) REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the last quarter of the period covered by this report.

------------------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of McSherrystown, State of Pennsylvania on the 22nd day of March, 2002.

                                                       THE BOYDS COLLECTION, LTD.

                                                       By:            /s/ CHRISTINE L. BELL
                                                            -----------------------------------------
                                                                        Christine L. Bell
                                                              CHIEF OPERATING OFFICER AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 22, 2002.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
               /s/ JEAN-ANDRE ROUGEOT
     -------------------------------------------       Chief Executive Officer and Director
                 Jean-Andre Rougeot

                /s/ CHRISTINE L. BELL
     -------------------------------------------       Chief Operating Officer and Secretary
                  Christine L. Bell

                /s/ GARY M. LOWENTHAL
     -------------------------------------------       Chairman Emeritus
                  Gary M. Lowenthal

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

                /s/ GEORGE R. ROBERTS
     -------------------------------------------       Director
                  George R. Roberts

                 /s/ SCOTT M. STUART
     -------------------------------------------       Director
                   Scott M. Stuart

               /s/ MARC S. LIPSCHULTZ
     -------------------------------------------       Director
                 Marc S. Lipschultz

                  /s/ TIMOTHY BRADY
     -------------------------------------------       Director
                    Timothy Brady

                  /s/ JOSEPH Y. BAE
     -------------------------------------------       Director
                    Joseph Y. Bae

                  /s/ ANN T. BUIVID
     -------------------------------------------       Director
                    Ann T. Buivid

                /s/ JAMES. F. MCCANN
     -------------------------------------------       Director
                  James. F. McCann