Form 10-Q
period 2002-03-31
BOYDS COLLECTION LTD
filed 2002-05-13
CIK 1074530

                                        +

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

   / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

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
          PENNSYLVANIA, ATTN.: CHRISTINE B. BELL

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

                                 Yes  X   No
                                    -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                                             59,107,452
                     (CLASS)                     (OUTSTANDING AS OF MAY 8, 2002)

              THE BOYDS COLLECTION, LTD.

                  TABLE OF CONTENTS

                                                                            PAGE
     PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS:

              Condensed Consolidated Balance Sheets as of December 31,
              2001 and March 31, 2002                                          3

              Condensed Consolidated Statements of Income for the Three
              Months Ended March 31, 2001 and 2002                             4

              Condensed Consolidated Statement of Stockholders' Equity
              for the Three Months Ended March 31, 2002                        5

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2002                       6

              Notes to Condensed Consolidated Financial Statements             7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                             10

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                     18

     PART II. OTHER INFORMATION                                               18

     ITEM 1.  LEGAL PROCEEDINGS                                               18

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       18

     ITEM 3.  Defaults Upon Senior Securities                                 18

     ITEM 4.  Submission of Matters to a Vote of Security Holders             19

     ITEM 5.  Other Information                                               19

     ITEM 6.  Exhibits and Reports on Form 8-K                                19

              Signatures                                                      19

              Index to Exhibits                                               20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           THE BOYDS COLLECTION, LTD.
                   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
           DECEMBER 31, 2001 (AUDITED) AND MARCH 31, 2002 (UNAUDITED)

                                                                                             DECEMBER 31,      MARCH 31,
                                                                                                2001             2002
                                                                                             ---------------------------
                                                                                                     (IN THOUSANDS)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                    $      815     $    5,434
  Accounts receivable, less allowance for doubtful accounts of  $3,107
   at December 31, 2001 and $2,370 at March 31, 2002, respectively                                 13,497         16,147
  Inventory - primarily finished goods, less allowance for obsolete inventory of
   $6,031 at December 31, 2001 and $6,523 at March 31, 2002, respectively                           7,710          7,586
  Inventory in transit                                                                              2,924          1,273
  Other current assets                                                                                788            588
  Income taxes receivable                                                                           6,830          3,412
  Deferred income taxes                                                                            21,590         21,590
                                                                                               ----------    -----------
           Total current assets                                                                    54,154         56,030

PROPERTY AND EQUIPMENT - NET                                                                        7,878          9,183

OTHER ASSETS:
 Deferred debt issuance costs                                                                       2,218          2,079
 Deferred tax asset                                                                               177,581        173,149
 Other assets                                                                                       2,671          2,687
                                                                                               ----------    -----------
           Total other assets                                                                     182,470        177,915
                                                                                               ----------    -----------
TOTAL ASSETS                                                                                   $  244,502     $  243,128
                                                                                               ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                              $    2,886     $    1,440
 Accrued expenses                                                                                   3,905          3,126
 Interest payable                                                                                   1,010          2,058
 Current portion of long-term debt                                                                 14,000         14,000
                                                                                               ----------    -----------
           Total current liabilities                                                               21,801         20,624

LONG-TERM DEBT                                                                                    126,189        114,689

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 6)

OTHER LIABILITIES                                                                                     130            113

STOCKHOLDERS' EQUITY:
 Common stock (61,838 shares issued at December 31, 2001 and                                      (41,221)       (41,221)
  March 31, 2002, respectively) and paid-in capital in excess of par
 Other comprehensive income:
  Accumulated other comprehensive (loss)/income                                                       (16)            10
  Retained earnings                                                                               164,586        175,880
 Less: Treasury shares at cost (2,777 at December 31, 2001 and
   March 31, 2002, respectively)                                                                  (26,967)       (26,967)
                                                                                               ----------    -----------
           Total stockholders' equity                                                              96,382        107,702
                                                                                               ----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $  244,502     $  243,128
                                                                                               ==========     ==========

      See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                               -------------------------
                                                                                                  2001           2002
                                                                                               ----------     ----------
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NET SALES                                                                                      $   50,375     $   40,479
COST OF GOODS SOLD                                                                                 18,003         14,130
                                                                                               ----------     ----------
  Gross profit                                                                                     32,372         26,349
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                        4,770          5,258
OTHER OPERATING INCOME                                                                                  3              1
                                                                                               ----------     ----------
INCOME FROM OPERATIONS                                                                             27,605         21,092
                                                                                               ----------     ----------
OTHER INCOME(EXPENSE)                                                                                  33            (21)
INTEREST EXPENSE:
  Interest expense                                                                                  3,689          1,754
  Amortization of deferred debt issuance costs                                                        163            138

                                                                                               ----------     ----------
TOTAL INTEREST EXPENSE                                                                              3,852          1,892
                                                                                               ----------     ----------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY ITEM                                                                               23,786         19,179
PROVISION FOR INCOME TAXES                                                                          8,884          7,885
                                                                                               ----------     ----------
INCOME BEFORE EXTRAORDINARY ITEM                                                                   14,902         11,294
EXTRAORDINARY ITEM - WRITE OFF OF DEFERRED DEBT ISSUANCE
  COSTS (NET OF $1 TAX BENEFIT FOR 2001)                                                                2              -
                                                                                               ----------     ----------
NET INCOME                                                                                     $   14,900     $   11,294
                                                                                               ==========     ==========

EARNINGS PER SHARE:
  Basic and Diluted Earnings Per Share
      Income Before Extraordinary Item                                                         $     0.25     $     0.19
      Extraordinary Item - Write Off of Deferred Debt Issuance Costs                                    -              -
                                                                                               ----------     ----------
      Net Income                                                                               $     0.25     $     0.19
                                                                                               ==========     ==========

            See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)


                                            Common Stock
                                  --------------------------------   Common Stock                     Accumulated
                                       Shares                        and Paid-in                         Other
                                     Issued And        Treasury       Capital in        Treasury     Comprehensive     Retained
                                    Outstanding         Stock        Excess of Par       Stock       Income/(Loss)     Earnings
                                  ----------------  --------------  ---------------  -------------   ---------------  ------------
                                                                           (in thousands)

BALANCE, JANUARY 1, 2002                   61,838           2,777        $ (41,221)     $ (26,967)            $ (16)    $ 164,586
 Other comprehensive income:
  Foreign currency translation                  -               -                -              -                26             -
 Net income                                     -               -                -              -                 -        11,294

 Comprehensive income                           -               -                -              -                26             -


                                  ----------------  --------------  ---------------  -------------   ---------------  ------------
BALANCE, MARCH 31, 2002                    61,838           2,777        $ (41,221)       (26,967)            $  10     $ 175,880
                                  ================  ==============  ===============  =============   ===============  ============

                                       Other            Total
                                   Comprehensive    Stockholders'
                                      Income           Equity
                                  ----------------  --------------


BALANCE, JANUARY 1, 2002                                $  96,382
 Other comprehensive income:
  Foreign currency translation           $     26              26
 Net income                                11,294          11,294
                                  ----------------
 Comprehensive income                    $ 11,320               -
                                  ================

                                                    --------------
BALANCE, MARCH 31, 2002                                 $ 107,702
                                                    ==============

                           THE BOYDS COLLECTION, LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                               -------------------------
                                                                                                  2001           2002
                                                                                               ----------     ----------
                                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                    $   14,900     $   11,294
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                       437            413
  Amortization and write off of deferred debt issuance costs                                          165            138
  Deferred taxes                                                                                    4,125          4,432
  Asset impairment charge                                                                                            254
  Changes in assets and liabilities:
   Accounts receivable - net                                                                       (1,826)        (2,649)
   Inventory - net                                                                                  2,307            124
   Inventory in transit                                                                             1,682          1,651
   Other current assets                                                                               (44)           200
   Other assets                                                                                         -            (16)
   Accounts payable                                                                                (1,152)        (1,446)
   Accrued taxes/Income taxes receivable                                                            4,206          3,417
   Accrued expenses                                                                                (1,392)          (778)
   Interest payable                                                                                 1,632          1,047
   Other liabilities                                                                                    -            (17)
                                                                                               ----------     ----------
   Net cash provided by operating activities                                                       25,040         18,064
                                                                                               ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                                (1,771)        (1,971)
                                                                                               ----------     ----------
    Net cash used in investing activities                                                          (1,771)        (1,971)
                                                                                               ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of debt                                                                                (22,750)       (11,500)
                                                                                               ----------     ----------
    Net cash used in financing activities                                                         (22,750)       (11,500)
                                                                                               ----------     ----------

  Effect of exchange rate changes on cash                                                              (5)            26
                                                                                               ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  514          4,619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      3,191            815
                                                                                               ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $    3,705     $    5,434
                                                                                               ==========     ==========
CASH PAID DURING THE PERIOD FOR INTEREST                                                       $    2,057     $      707
                                                                                               ==========     ==========
CASH PAID DURING THE PERIOD FOR INCOME TAXES                                                   $      552     $       52
                                                                                               ==========     ==========

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

          The condensed consolidated balance sheet, as of March 31, 2002, the condensed consolidated statements of income for the three months ended March 31, 2001 and 2002, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 2002 and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2002 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in Boyds' Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As of January 1, 2002, Boyds discontinued the amortization of all goodwill. Amortization for the three months ended March 31, 2001 was $31.

          Boyds is currently quantifying the impact on its results of operations and financial position relating to the required transitional impairment tests. Boyds will complete a transitional impairment test of intangible assets, as required, with any impairments identified treated as a cumulative effect of an accounting change as of January 1, 2002. Boyds has currently not identified the impact of adopting this pronouncement.

          In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues associated with that Statement. Boyds adopted this standard on January 1, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of Boyds.

          During the first quarter of 2002, Boyds reduced capitalized software costs to its net realizable value through an impairment charge totaling $0.3 million, recorded in selling, general and administrative expenses on the consolidated statement of income. The software costs were associated with a sales interface system that was expected to improve sales force efficiency and effectiveness.

2.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

          At December 31, 2001 and at March 31, 2002, Boyds had letters of credit outstanding under its bank credit agreement amounting to $6.3 million and $2.0 million, respectively. These letters of credit represent Boyds' commitment to purchase inventory, which is to be produced and/or shipped.

3.   RELATED PARTY TRANSACTIONS

          Kohlberg Kravis Roberts & Co. L.P. ("KKR") represents a 59% shareholder of Boyds. Boyds paid to KKR approximately $95 and $93 for management fees, recruitment fees and related expenses for the first quarter ended March 31, 2001, and March 31, 2002 respectively.

4.   LONG-TERM DEBT

          Long-term debt is summarized as follows:

                                                                         DECEMBER 31,            MARCH 31,
                                                                             2001                   2002
                                                                         ------------            ---------
        9% Senior Subordinated Notes due May 15, 2008                     $  46,689              $  46,689

        Credit Agreement:
          Secured Tranche A Term Loans due April 2005.
            Interest based on LIBOR or base rate as defined                  82,000                 82,000
          Secured revolving loan due April 2005.
            Interest based on LIBOR or base rate as defined                  11,500                      -
                                                                          ---------              ---------

        Sub-Total                                                           140,189                128,689

        Less: Current portion of long-term debt                             (14,000)               (14,000)
                                                                          ---------              ---------
                                                                          $ 126,189              $ 114,689
                                                                          =========              =========

          The Senior Subordinated Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003. Interest on the Notes is payable semi-annually on May 15 and November 15.

          For the three months ended March 31, 2001 and 2002, the weighted average interest rates in effect for the Tranche A Term Loan was 5.955% and 2.730%, respectively. For the three months ended March 31, 2001, the weighted average interest rates in effect for the revolving loan was 5.681%. In addition, the Tranche A Term Loan has predetermined annual payments through April 2005.

          The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of March 31, 2002. The agreement also provides that the Term Loan and revolving loan commitment be secured by the capital stock of Boyds' current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow as defined in the credit agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

          The scheduled maturities of the long-term debt, including current portion, are as follows:

              2002.........................................            $ 14,000
              2003.........................................              17,000
              2004.........................................              23,000
              2005.........................................              28,000
              2006.........................................                   -
              Thereafter...................................              46,689
                                                                       --------
                                                                       $128,689
                                                                       ========

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

          On June 21, 2001 the Pennsylvania General Assembly passed House Bill
     334. Included in this Bill were income and franchise tax changes, retroactive to January 1, 2001. As a result Boyds recorded a tax benefit for the increase in the deferred tax asset value in 2001, which resulted in an effective tax rate of 24.6% in 2001.

6.   CONTINGENCIES

          Boyds has received from the State of Pennsylvania an assessment to pay additional franchise taxes of approximately $4.9 million for 1999, which has not been paid. However, a June 2001 letter issued by the State indicates that Boyds will ultimately prevail in this matter.

          Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of Boyds.

7.   EARNINGS PER SHARE

          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income available to common stockholders:

                                                                                    MARCH 31,
                                                                        ----------------------------------
                                                                             2001               2002
                                                                        ---------------    ---------------
                                                                                 (IN THOUSANDS)
             Numerator for basic and diluted earnings per share:
                Net income                                                   $ 14,900           $ 11,294
                                                                             ========           ========
             Denominator:
                Denominator for basic earnings per share -
                    weighted average shares                                    59,153             59,062
             Effect of dilutive securities:
                Effect of shares issuable under stock option plans
                    based on treasury stock method                                286                 96
                                                                             --------           --------
             Denominator for diluted earnings per share -
                    weighted average shares                                    59,439             59,158
                                                                             ========           ========

8.   SUBSEQUENT EVENTS

          On April 15, 2002, Boyds made the required payment of $14,000 under the Credit Agreement on the Tranche A Term Loan. Boyds used $3.0 million of the revolver to facilitate the payment.

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

     Boyds' sales consist of plush animals, resin figurines, dolls, villages, home decor and other products. Other products include collectors club sales, which are generated from annual dues collected directly from consumers who become members of Boyds' collectors club, THE LOYAL ORDER OF FRIENDS OF BOYDS, which began in July 1996 and currently has approximately 45,000 paying members; international sales; and related accessories.

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

CRITICAL ACCOUNTING POLICIES

     Preparing the financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. Management believes that the estimates and assumptions used in connection with the amounts reported in Boyds' financial statements and related disclosures are reasonable and made in good faith.

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

     - Sales revenue, net of returns and discounts, is recognized upon shipment of the items, when title passes to the customer. The most significant financial statement line item, net sales, represents transactions consistent with Boyds' primary business focus and meets the criteria of Staff Accounting Bulletin No. 101, including the transfer of title, probable collectability, identified customer and no recourse.

     - Accounts receivable are presented at estimated net realizable value. Boyds uses estimates in determining the collectability of its accounts receivable and must rely on its evaluation of historical bad debts, customer credit ratings, current economic trends and changes in customer payment terms to arrive at appropriate reserves. Material differences may result in the amount and timing of earnings if actual experience differs significantly from management estimates.

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

     -    Under the requirements of Statement of Financial Accounting Standards
          (SFAS) No.121, Boyds assessed the potential impairment of identifiable intangibles, long-lived assets and acquired goodwill whenever events or changes in circumstances indicated that the carrying value may not be recoverable. In performing this evaluation, the Company evaluated current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions. On January 1, 2002, Boyds adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment using a new methodology, during the first six months of fiscal 2002, and on a periodic basis thereafter.

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

RESULTS OF OPERATIONS

     Net sales consist of sales of our products, net of sales discounts product returns and allowances, collectors club sales generated from Boyds' collectors club and royalty income from licenses held by Boyds. Sales are primarily made on a purchase order basis. Revenue associated with sales is recognized when products are shipped to the customer.

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

         The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                            THREE MONTHS
                                                                ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                           2001       2002
                                                           ----       ----
Net sales                                                 100.0%     100.0%
Gross profit                                               64.3%      65.1%
Selling, general and administrative expenses                9.5%      13.0%
  Income from operations                                   54.8%      52.1%
Other income, net                                           0.1%       0.0%
Interest expense                                            7.7%       4.7%
Provision for income taxes                                 17.6%      19.5%
  Income before extraordinary item                         29.6%      27.9%
Extraordinary item (net of tax benefits)                    0.0%       0.0%
                                                           -----      -----
  Net income                                               29.6%      27.9%
                                                           =====      =====

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

     NET SALES - Net sales declined $9.9 million, or 19.6 %, to $40.5 million in the first quarter of 2002 from $50.4 million for the first quarter of 2001. Sales of Boyds' plush products declined $1.9 million, or 7.8%, resin product sales declined $5.2 million, or 31.9%, doll product sales declined $0.2 million, or 19.1%, village product sales declined $1.5 million, or 64.3%, and home decor product sales declined $0.3 million, or 25.3%. As a percentage of net sales for the quarter, plush products represented 62%, resin products represented 31%, doll products represented 3%, village products represented 2% and home decor products represented 2%.

     The sales shortfall was primarily due to the continuing reduction in order volume from our accounts, particularly in the resin category, reflecting the challenging environment that many of our retailers face especially in the collectible segment of the gift industry. This was only partially offset by our product and marketing focus on giftablilty.

     GROSS PROFIT - Gross profit declined $6.0 million, or 18.6%, to $26.4 million in the first quarter of 2002 from $32.4 million for the first quarter of 2001. Gross profit as a percentage of net sales increased to 65.1% for the quarter from 64.3% for the same period in 2001. The dollar decline was primarily attributable to the decline in sales volume.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A) - SG&A increased $0.5 million, to $5.3 million in the first quarter of 2002 from $4.8 million for the first quarter of 2001. SG&A as a percent of net sales increased to 13.0% for the quarter from 9.5% for the same period in 2001. The dollar increase was primarily due to increased display costs of $0.3 million to help retailers promote giftability, an earlier accrual for employee incentive payments of $0.1 million, and an asset impairment charge for software whose use was discontinued during the quarter of $0.3 million, which were partially offset by a decrease in the allowance for doubtful accounts. The increase in the percentage of net sales was primarily due to the decrease in sales.

     INCOME FROM OPERATIONS - Income from operations declined $6.5 million, or 23.6%, to $21.1 million in the first quarter of 2002 from $27.6 million for the first quarter of 2001. Income from operations as a percentage of net sales declined to 52.1% for the quarter from 54.8% for the same period in 2001. The dollar decline and the decline in the percentage of net sales were primarily attributable to the decline in sales volume.

     TOTAL INTEREST EXPENSE - Total interest expense declined $2.0 million, or 50.9% to $1.9 million in the first quarter of 2002 from $3.9 million for the first quarter of 2001. Total interest expense as a percentage of net sales declined to 4.7% for the quarter from 7.6% for the same period in 2001. The dollar decline and the decline in the percentage of net sales were due to the reduction of debt from excess cash and a decline in interest rates.

     PROVISION FOR INCOME TAXES - Provision for income taxes declined $1.0 million, or 11.2%, to $7.9 million in the first quarter for 2002 from $8.9 million for the first quarter in 2001. Provision for income taxes as a percentage of net sales increased to 19.5% for the quarter from 17.6% for the same period in 2001. The dollar decline was due primarily to the decline in sales volume. The increase in the percentage of net sales was due primarily to a change in the Pennsylvania State Corporation Income Tax regulations, which resulted in an increase in the company's deferred tax asset and a reduction in income tax expense.

     NET INCOME - Net income declined $3.6 million, or 24.2%, to $11.3 million in the first quarter of 2002 from $14.9 million for the first quarter of 2001. Net income as a percent of sales decreased to 27.9% for the quarter from 29.6% for the same period in 2001. The dollar decline was primarily attributable to the decline in sales volume. The decrease in the percent of sales was primarily due to higher effective tax rate and the impact of the decline in sales volume.

LIQUIDITY AND CAPITAL RESOURCES

     Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt. Cash balances increased $4.6 million in the first three months of 2002.

OPERATING ACTIVITIES

     Cash provided by operating activities decreased $7.0 million, or 27.9%, to $18.1 million in the first quarter of 2002 from $25.0 million for the first quarter of 2001. The cash flow decrease was primarily attributable to the decrease in net income and the change in net inventory.

INVESTING ACTIVITIES

     Capital and investment expenditures totaled $2.0 million in the first quarter of 2002. Boyds is currently constructing a store and museum near Gettysburg, Pennsylvania, which is expected to be placed into service in the third quarter of 2002. The aim of this investment is to generate income and at the same time expand the brand awareness and image of Boyds, by capitalizing on the tourist destination status of the Gettysburg area. During the first quarter of 2002, Boyds incurred approximately $1.8 million in capital expenditures related to the store and museum, with an additional $11.2 million expected to be spent between the beginning of the second quarter of 2002 and October of 2002. The balance of the construction will be funded from excess cash flow. Boyds does not expect to incur any additional debt as a result of building the store and museum. Boyds has spent approximately $4.8 million on the project as of the end of the first quarter of 2002. Other than the store and museum, Boyds does not expect to incur significant capital expenditures for the foreseeable future, due to its sourcing arrangements with suppliers.

FINANCING ACTIVITIES

     In connection with the recapitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings up to $40.0 million. On April 12, 1999 Boyds repaid $66.0 million of the notes and has subsequently repaid a further $52.3 million, leaving a balance outstanding of $46.7 million. Boyds has repaid $243.0 million of the term loans under the credit agreement, leaving a balance outstanding of $82.0 million as of March 31, 2002.

     The revolving credit facility provides loans in an aggregate amount up to $40.0 million. Boyds had not borrowed any funds under the revolving credit facility as of March 31, 2002. Thus, the unused balance under the revolving credit facility will be available to fund the working capital needs of Boyds. Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds' option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the tranche A term loan is amortizing over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds' ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow, as defined in the credit agreement. As of December 31, 2000, the tranche B term loan had been fully repaid.

          On May 28, 1999, Boyds' Board of Directors approved the repurchase of up to 3.0 million shares of Boyds' common stock. As of March 31, 2002, Boyds had repurchased 2,954,200 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $29.9 million, thus completing the program. These repurchases were financed out of operating cash flow and approximately $4.0 million of borrowings under the revolving credit facility, which were repaid.

     On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of an additional 3.0 million shares of the Company's common stock. As of March 31, 2002, Boyds had repurchased 132,480 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $1.0 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

     On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of March 31, 2002, Boyds had repurchased $52.3 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

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

RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires Boyds to complete a transitional goodwill impairment test six months from the date of adoption. As of January 1, 2002, Boyds discontinued the amortization of all goodwill. Amortization for the three months ended March 31, 2001 was $0.03 million.

     Boyds is currently quantifying the impact on its results of operations and financial position relating to the required transitional impairment tests. Boyds will complete a transitional impairment test of intangible assets, as required, with any impairments identified treated as a cumulative effect of an accounting change as of January 1, 2002. Boyds has currently not identified the impact of adopting this pronouncement.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues associated with that Statement. Boyds adopted this standard on January 1, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of Boyds.

RELATED PARTY TRANSACTIONS

     Kohlberg Kravis Roberts & Co. L.P. ("KKR") represents a 59% shareholder of Boyds. Boyds paid to KKR approximately $0.1 million for management fees, recruitment fees and related expenses for the first quarter ended March 31, 2001, and March 31, 2002.

     Boyds purchased approximately 111 acres of land from New Farm Operating, Inc., whose sole stockholder is Justina Lowenthal, wife of director and Chairman Emeritus, Gary Lowenthal. The purchase price was $0.5 million. This land is being used for the future site of the store and museum, which is included in property and equipment. In the opinion of management, this transaction was executed on terms comparable to an arms length transaction.

FORWARD LOOKING STATEMENTS

     Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements.

     The forward-looking statements in this report are based on a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Boyds, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Boyds' forward-looking statements, including: the effects of economic conditions; the inability to grow Boyds' business as planned; the loss of either of Boyds' two independent buying agencies or any of its manufacturing sources; economic or political instability in the countries with which Boyds does business; changes to, or the imposition of, new regulations, duties, taxes or tariffs associated with the import or export of goods from or to the countries with which Boyds does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the factors discussed above may cause actual results to differ materially from those expressed in or implied by the statements in this report.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $128.7 million at March 31, 2002. Of this amount, $82.0 million under the Credit Agreement is subject to interest rate fluctuations. A hypothetical 1% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS--NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

ITEM 5. OTHER INFORMATION--NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits - See Index to Exhibits

          (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the period covered by this report.




                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002                THE BOYDS COLLECTION, LTD.


                                              By:    /s/ Jean-Andre Rougeot
                                                     ----------------------
                                              Name:  Jean-Andre Rougeot
                                              Title: CHIEF EXECUTIVE OFFICER


                                              By:    /s/ Christine L. Bell
                                                     -----------------------
                                              Name:  Christine L. Bell
                                              TITLE: CHIEF OPERATING OFFICER AND
                                                            SECRETARY

Index to Exhibits

EXHIBIT NO.   DESCRIPTION

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


10.8          Employment Agreement dated January 28, 2000 between Jean-Andre
              Rougeot and Boyds (incorporated by reference from Exhibit 10.8 of Boyds' Annual Report on Form 10-K, filed on March 28, 2002, File
              No. 001-14843).