Form 10-Q
period 2002-06-30
BOYDS COLLECTION LTD
filed 2002-08-12
CIK 1074530

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 001-14843

                            ------------------------

                           THE BOYDS COLLECTION, LTD.

             (Exact Name of Registrant as Specified in its Charter)

                  MARYLAND                                      52-1418730
(State or Other Jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
              or Organization)

      350 SOUTH STREET, MCSHERRYSTOWN,                             17344
  PENNSYLVANIA, ATTN.: JOSEPH E. MACHARSKY                      (Zip Code)
  (Address of Principal Executive Offices)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  COMMON STOCK, PAR VALUE $.0001 PER SHARE                      59,111,452
                   (Class)                          (Outstanding as of August 8, 2002)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           THE BOYDS COLLECTION, LTD.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets as of December 31,
            2001 and June 30, 2002....................................      3

          Condensed Consolidated Statements of Income for the Three
            Months and Six Months Ended June 30, 2001 and 2002........      4

          Condensed Consolidated Statement of Stockholders' Equity for
            the Six Months Ended June 30, 2002........................      5

          Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2001 and 2002.......................      6

          Notes to Condensed Consolidated Financial Statements........      7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................     20

PART II.  OTHER INFORMATION...........................................     21

ITEM 1.   LEGAL PROCEEDINGS...........................................     21

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...................     21

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.............................     21

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     21

ITEM 5.   OTHER INFORMATION...........................................     21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................     21

          Signatures..................................................     22

          Index to Exhibits...........................................     23

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           THE BOYDS COLLECTION, LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
        AS OF DECEMBER 31, 2001 (AUDITED) AND JUNE 30, 2002 (UNAUDITED)

                                                              DECEMBER 31,   JUNE 30,
                                                                  2001         2002
                                                              ------------   --------
                                                                  (IN THOUSANDS)
                                       ASSETS

CURRENT ASSETS:

  Cash and cash equivalents.................................    $    815     $    804
  Accounts receivable, less allowance for doubtful accounts
    of $3,107 at December 31, 2001, and $2,269 at June 30,
    2002, respectively......................................      13,497       13,635
  Inventory--primarily finished goods, less allowance for
    obsolete inventory of $6,031 at December 31, 2001, and
    $7,024 at June 30, 2002, respectively...................       7,710        8,662
  Inventory in transit......................................       2,924        1,758
  Other current assets......................................         788        1,032
  Income taxes receivable...................................       6,830        3,272
  Deferred income taxes.....................................      21,590       21,590
                                                                --------     --------
      Total current assets..................................      54,154       50,753

PROPERTY AND EQUIPMENT--NET (Notes 3 and 4).................       7,878       13,131

OTHER ASSETS:
  Deferred debt issuance costs..............................       2,218        1,955
  Deferred tax asset........................................     177,581      168,717
  Other assets..............................................       2,671        2,687
                                                                --------     --------
      Total other assets....................................     182,470      173,359
                                                                --------     --------
TOTAL ASSETS................................................    $244,502     $237,243
                                                                ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $  2,886     $  1,699
  Accrued expenses..........................................       3,905        3,030
  Interest payable..........................................       1,010          897
  Current portion of long-term debt (Note 5)................      14,000       17,000
                                                                --------     --------
      Total current liabilities.............................      21,801       22,626

LONG-TERM DEBT (Note 5).....................................     126,189      102,689

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 6)

OTHER LIABILITIES...........................................         130          113

STOCKHOLDERS' EQUITY:
  Common stock (61,838 shares issued at December 31, 2001,
    and June 30, 2002, respectively) and paid-in capital in
    excess of par...........................................     (41,221)     (41,221)
  Other comprehensive income:
    Accumulated other comprehensive loss....................         (16)         (20)
    Retained earnings.......................................     164,586      180,020
  Less: Treasury shares at cost (2,777 at December 31, 2001,
    and June 30, 2002, respectively)........................     (26,967)     (26,964)
                                                                --------     --------
      Total stockholders' equity............................      96,382      111,815
                                                                --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $244,502     $237,243
                                                                ========     ========

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2002       2001       2002
                                                          --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET SALES...............................................  $27,350    $24,343    $77,725    $64,822
COST OF GOODS SOLD......................................    9,718      9,158     27,721     23,287
                                                          -------    -------    -------    -------
  GROSS PROFIT..........................................   17,632     15,185     50,004     41,535
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 3)...    6,161      6,101     10,928     11,358
                                                          -------    -------    -------    -------
INCOME FROM OPERATIONS..................................   11,471      9,084     39,076     30,177
                                                          -------    -------    -------    -------
OTHER INCOME/(EXPENSE)..................................      (55)        73        (23)        51
INTEREST EXPENSE:
  Interest expense......................................    3,074      1,589      6,763      3,344
  Amortization of deferred debt issuance costs..........      155        124        318        262
                                                          -------    -------    -------    -------
TOTAL INTEREST EXPENSE..................................    3,229      1,713      7,081      3,606
                                                          -------    -------    -------    -------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY ITEM....................................    8,187      7,444     31,972     26,622
PROVISION FOR INCOME TAXES (Note 6).....................    3,288      3,304     12,171     11,188
                                                          -------    -------    -------    -------
INCOME BEFORE EXTRAORDINARY ITEM........................    4,899      4,140     19,801     15,434
EXTRAORDINARY ITEM--
  WRITE OFF OF DEFERRED DEBT ISSUANCE COSTS (NET OF $13
    TAX BENEFITS FOR THE THREE MONTHS ENDED JUNE 30,
    2001, AND THE SIX MONTHS ENDED JUNE 30, 2001,
    RESPECTIVELY).......................................       23         --         24         --
                                                          -------    -------    -------    -------
NET INCOME..............................................  $ 4,876    $ 4,140    $19,777    $15,434
                                                          =======    =======    =======    =======
EARNINGS PER SHARE:
  Basic and Diluted Earnings Per Share
    Income Before Extraordinary Item....................  $  0.08    $  0.07    $  0.33    $  0.26
    Extraordinary Item--Write Off of Deferred Debt
      Issuance Costs....................................       --         --         --         --
                                                          -------    -------    -------    -------
    Net Income..........................................  $  0.08    $  0.07    $  0.33    $  0.26
                                                          =======    =======    =======    =======

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (UNAUDITED)

                                 COMMON STOCK
                            ----------------------   COMMON STOCK                ACCUMULATED
                              SHARES                  AND PAID-IN                   OTHER                      OTHER
                            ISSUED AND    TREASURY    CAPITAL IN     TREASURY   COMPREHENSIVE   RETAINED   COMPREHENSIVE
                            OUTSTANDING    STOCK     EXCESS OF PAR    STOCK     INCOME/(LOSS)   EARNINGS      INCOME
                            -----------   --------   -------------   --------   -------------   --------   -------------
BALANCE, JANUARY 1,
  2002....................    61,838       2,777       $(41,221)     $(26,967)      $(16)       $164,586
Repurchase of common
  stock...................                                                  3
Other comprehensive
  income:
  Foreign currency
    translation...........        --          --             --            --         (4)             --      $    (4)
Net income................        --          --             --            --         --          15,434       15,434
                                                                                                              -------
Comprehensive income......        --          --             --            --         (4)             --      $15,430
                                                                                                              =======
                              ------       -----       --------      --------       ----        --------
BALANCE, JUNE 30, 2002....    61,838       2,777       $(41,221)      (26,964)      $(20)       $180,020
                              ======       =====       ========      ========       ====        ========


                                TOTAL
                            STOCKHOLDERS'
                               EQUITY
                            -------------
BALANCE, JANUARY 1,
  2002....................     $ 96,382
Repurchase of common
  stock...................            3
Other comprehensive
  income:
  Foreign currency
    translation...........           (4)
Net income................       15,434

Comprehensive income......           --

                               --------
BALANCE, JUNE 30, 2002....     $111,815
                               ========

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $19,777    $15,434
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      877        828
    Amortization and write off of deferred debt issuance
      costs.................................................      355        263
    Deferred taxes..........................................    6,560      8,864
    Asset impairment charge.................................                 254
    Changes in assets and liabilities:
      Accounts receivable--net..............................       65       (138)
      Inventory--net........................................     (180)      (952)
      Inventory in transit..................................    1,408      1,166
      Other current assets..................................       76       (244)
      Other assets..........................................       12        (16)
      Accounts payable......................................     (935)    (1,187)
      Accrued taxes/Income taxes receivable.................    3,174      3,558
      Accrued expenses......................................     (808)      (875)
      Interest payable......................................     (343)      (113)
      Other liabilities.....................................       --        (17)
                                                              -------    -------
      Net cash provided by operating activities.............   30,038     26,825
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition, net of cash acquired.........................     (531)
  Purchase of property and equipment........................   (2,266)    (6,335)
                                                              -------    -------
    Net cash used in investing activities...................   (2,797)    (6,335)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt.........................................  (29,866)   (20,500)
  Sale of common stock (net of related fees and expenses)...       (4)        --
  Repurchase of common stock................................     (468)         3
                                                              -------    -------
    Net cash used in financing activities...................  (30,338)   (20,497)
                                                              -------    -------
  Effect of exchange rate changes on cash...................        1         (4)
                                                              -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (3,096)       (11)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    3,191        815
                                                              -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $    95    $   804
                                                              =======    =======
CASH PAID DURING THE PERIOD FOR INTEREST....................  $ 7,108    $ 3,457
                                                              =======    =======
CASH PAID DURING THE PERIOD FOR INCOME TAXES................  $ 2,447    $(1,233)
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                           THE BOYDS COLLECTION, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

    The Boyds Collection, Ltd., ("Boyds" or "Company") is primarily a wholesaler and importer of resin figurines and plush animals that are distributed to retail operations primarily throughout the United States. Substantially all of its products are sourced from foreign manufacturers in China through buying agencies.

    The condensed consolidated balance sheet, as of June 30, 2002, the condensed consolidated statements of income for the six and three months ended June 30, 2001 and 2002, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 2002 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2002 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the six and three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in Boyds' Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of this impairment test identified that as of January 1, 2002 there are no impairments of goodwill or intangible assets to be recorded. Boyds will continue to conduct impairment tests as required. As of January 1, 2002, Boyds discontinued the amortization of all goodwill. Amortization for the six months ended June 30, 2001 was $66.

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

    In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating the extraordinary item treatment of debt extinguishments used as part of the Boyds' risk management strategy.

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS (CONTINUED)
    In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required at the beginning of fiscal year 2003. Management does not expect that adoption of this pronouncement will have a material effect on the financial position, results of operations or cash flow of Boyds.

    During the first quarter of 2002, Boyds reduced capitalized software costs to its net realizable value through an impairment charge totaling $0.3 million, recorded in selling, general and administrative expenses on the condensed consolidated statement of income. The software costs were associated with a sales interface system that was expected to improve sales force efficiency and effectiveness.

2. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    At December 31, 2001 and at June 30, 2002, Boyds had letters of credit outstanding under its bank credit agreement amounting to $6.3 million and $8.4 million, respectively. These letters of credit represent Boyds' commitment to purchase inventory, which is to be produced and/or shipped.

3. RELATED PARTY TRANSACTIONS

    Kohlberg, Kravis Roberts & Co. L.P. ("KKR") represents a 59% shareholder of Boyds. For the second quarter and first six months ended June 30, 2001 Boyds paid to KKR approximately $99 and $194 for management fees, recruitment fees and related expenses. For the second quarter and first six months ended June 30, 2002 Boyds paid to KKR approximately $94 and $187 for management fees, recruitment fees and related expenses.

    During the first quarter of 2001, Boyds purchased approximately 111 acres of land from New Farm Operating, Inc., whose sole stockholder is Justina Lowenthal, wife of director and Chairman Emeritus, Gary Lowenthal. The purchase price was $0.5 million. This land is being used for the future site of the store and museum, which is included in property and equipment. In the opinion of management, this transaction was executed on terms comparable to an arms length transaction.

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

4. PROPERTY AND EQUIPMENT

    The components of property and equipment at December 31, 2001 and June 30, 2002 were, as follows:

                                                         DECEMBER 31,   JUNE 30,
                                                             2001         2002
                                                         ------------   --------
                                                             (IN THOUSANDS)
Land...................................................     $   851     $   851
Construction in progress...............................       2,289       8,229
Equipment..............................................       3,657       4,058
Software development costs.............................       2,625       2,345
Leasehold improvements.................................       1,896       1,896
Furniture and fixtures.................................         374         374
                                                            -------     -------
    Total..............................................      11,692      17,753
                                                            -------     -------
Less: accumulated depreciation and amortization........      (3,814)     (4,622)
                                                            -------     -------
    Total..............................................     $ 7,878     $13,131
                                                            =======     =======

5. LONG-TERM DEBT

    Long-term debt is summarized as follows:

                                                        DECEMBER 31,   JUNE 30,
                                                            2001         2002
                                                        ------------   --------
9% Senior Subordinated Notes due May 15, 2008.........    $ 46,689     $ 46,689

Credit Agreement:
  Secured Tranche A Term Loans due April 2005.
    Interest based on LIBOR or base rate as defined...      82,000       68,000
  Secured revolving loan due April 2005.
    Interest based on LIBOR or base rate as defined...      11,500        5,000
                                                          --------     --------

Sub-Total.............................................     140,189      119,689

Less: Current portion of long-term debt...............     (14,000)     (17,000)
                                                          --------     --------
                                                          $126,189     $102,689
                                                          ========     ========

    The Senior Subordinated Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003 at 104.5% of face value. Each year thereafter, the rate decreases by 1.5%. Interest on the Notes is payable semi-annually on May 15 and November 15.

    For the three months ended June 30, 2001 and 2002, the weighted average interest rates in effect for the Tranche A Term Loan was 4.8% and 2.543%, respectively. At June 30, 2002, the weighted average interest rate in effect for the revolving loan was 3.836%. In addition, the Tranche A Term Loan has predetermined annual payments through April 2005.

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

5. LONG-TERM DEBT (CONTINUED)
    The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of June 30, 2002. The agreement also provides that the Term Loan and revolving loan commitment be secured by the capital stock of Boyds' current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow as defined in the credit agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

    The scheduled maturities of the long-term debt, including current portion, are as follows:

2002......................................................  $      0
2003......................................................    17,000
2004......................................................    23,000
2005......................................................    33,000
2006......................................................        --
Thereafter................................................    46,689
                                                            --------
                                                            $119,689
                                                            ========

6. PROVISION FOR INCOME TAXES

    For federal income tax purposes, Boyds has elected to treat the recapitalization and stock purchase that occurred in April 1998 as an asset acquisition by making an Internal Revenue Code Section 338(h)(10) election. As a result, there is a difference between the financial reporting and tax basis of Boyds' assets. The difference creates deductible goodwill for tax purposes, and a deferred tax asset for financial reporting purposes. The deferred tax asset will be realized as the goodwill is amortized over a period of fifteen years. In the opinion of management, Boyds believes it will have sufficient profits in the future to realize the deferred tax asset.

    On June 21, 2001 the Pennsylvania General Assembly passed House Bill 334. Included in this Bill were income and franchise tax changes, retroactive to January 1, 2001. As a result Boyds recorded a tax benefit for the increase in the deferred tax asset value in 2001, which resulted in an effective tax rate of 24.6% in 2001. The effective tax rate for the six months ended June 30, 2002 was 42.0%.

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

                           THE BOYDS COLLECTION, LTD.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

8. EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income available to common stockholders:

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                  -------------------   -------------------
                                                    2001       2002       2001       2002
                                                  --------   --------   --------   --------
                                                    (IN THOUSANDS)        (IN THOUSANDS)
Numerator for basic and diluted earnings per
  share:
  Net income....................................  $ 4,876    $ 4,140    $19,777    $15,434
                                                  =======    =======    =======    =======

Denominator:
  Denominator for basic earnings per share--
    weighted average shares.....................   59,105     59,065     59,129     59,063
Effect of dilutive securities:
  Effect of shares issuable under stock option
    plans based on treasury stock method........      378        145        333        122
                                                  -------    -------    -------    -------
Denominator for diluted earnings per share--
  weighted average shares.......................   59,483     59,210     59,462     59,185
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

    - Under the requirements of Statement of Financial Accounting Standards
      (SFAS) Nos.142 and 144, Boyds assessed the potential impairment of identifiable intangibles, long-lived assets and acquired goodwill whenever events or changes in circumstances indicated that the carrying value may not be recoverable. In performing this evaluation, the Company evaluated current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions. As of January 1, 2002 based on Boyds evaluation there was no impairment of goodwill, identifiable intangibles or long-lived assets.

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

    The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                              THREE MONTHS                SIX MONTHS
                                                                 ENDED                      ENDED
                                                                JUNE 30,                   JUNE 30,
                                                          --------------------       --------------------
                                                            2001        2002           2001        2002
                                                          --------    --------       --------    --------
Net sales.............................................     100.0%      100.0%         100.0%      100.0%
Gross profit..........................................      64.4%       62.4%          64.3%       64.1%
Selling, general and administrative expenses..........      22.5%       25.1%          14.1%       17.5%
  Income from operations..............................      41.9%       37.3%          50.2%       46.6%
Other income, net.....................................      (0.2)%       0.3%           0.0%        0.1%
Interest expense......................................      11.8%        7.0%           9.1%        5.6%
Provision for income taxes............................      12.0%       13.6%          15.7%       17.3%
  Income before extraordinary item....................      17.9%       17.0%          25.4%       23.8%
Extraordinary item (net of tax benefits)..............       0.1%        0.0%           0.0%        0.0%
                                                           -----       -----          -----       -----
  Net income..........................................      17.8%       17.0%          25.4%       23.8%
                                                           =====       =====          =====       =====

THREE MONTHS ENDED JUNE 30, 2002 VS. THREE MONTHS ENDED JUNE 30, 2001

    NET SALES--Net sales declined $3.0 million, or 11.0%, to $24.3 million in the second quarter of 2002 from $27.3 million for the second quarter of 2001. Sales of Boyds' plush products increased $0.3 million, or 2.2%, resin product sales declined $2.3 million, or 29.4%, doll product sales declined
$0.9 million, or 63.3%, village product sales increased $0.3 million, or 97.3%, and home decor product sales declined $0.5 million, or 55.1%. As a percentage of net sales for the quarter, plush products represented 60%, resin products represented 23%, doll products represented 2%, village products represented 2% and home decor products represented 2%.

    The sales shortfall was primarily due to the continuing reduction in order volume from our accounts, particularly in the resin category, reflecting the challenging environment that many of our retailers face. Our plush product sales increased slightly this quarter demonstrating the strength of our plush product and marketing focus on giftability in this difficult market.

    GROSS PROFIT--Gross profit declined $2.4 million, or 13.9%, to $15.2 million in the second quarter of 2002 from $17.6 million for the second quarter of 2001. Gross profit as a percentage of net sales decreased to 62.4% for the quarter from 64.5% for the same period in 2001. The dollar decline was primarily attributable to the decline in sales volume. The decrease in the percentage of net sales was due to an increased obsolete inventory allowance for slower moving product lines.

    SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)--SG&A decreased
$0.1 million, to $6.1 million in the second quarter of 2002 from $6.2 million for the second quarter of 2001. SG&A as a percent of net sales increased to 25.1% for the quarter from 22.5% for the same period in 2001. SG&A expenses were consistent with last year. The increase in the percentage of net sales was primarily due to the decrease in sales.

    INCOME FROM OPERATIONS--Income from operations declined $2.4 million, or 20.8%, to $9.1 million in the second quarter of 2002 from $11.5 million for the second quarter of 2001. Income from operations as a percentage of net sales declined to 37.3% for the quarter from 41.9% for the same period in 2001. The dollar decline and the decline in the percentage of net sales were primarily attributable to the decline in sales volume.

    TOTAL INTEREST EXPENSE--Total interest expense declined $1.5 million, or 46.9% to $1.7 million in the second quarter of 2002 from $3.2 million for the second quarter of 2001. Total interest expense as a percentage of net sales declined to 7.0% for the quarter from 11.8% for the same period in 2001. The dollar decline and the decline in the percentage of net sales were due to the reduction of debt from excess cash and a decline in interest rates.

    PROVISION FOR INCOME TAXES--Provision for income taxes was flat at $3.3 million for the second quarter of 2001 and 2002. Provision for income taxes as a percentage of net sales increased to 13.6% for the quarter from 12.0% for the same period in 2001. The increase in the percentage of net sales was due primarily to a change in the Pennsylvania State Corporation Income Tax regulations, which resulted in an increase in the company's deferred tax asset and a reduction in income tax expense for 2001 and a higher effective tax rate for 2002.

    NET INCOME--Net income declined $0.8 million, or 15.1%, to $4.1 million in the second quarter of 2002 from $4.9 million for the second quarter of 2001. Net income as a percent of sales decreased to 17.0% for the quarter from 17.8% for the same period in 2001. The dollar decline was primarily attributable to the decline in sales volume. The decrease in the percent of sales was primarily due to higher effective tax rate and the impact of the decline in sales volume.

SIX MONTHS ENDED JUNE 30, 2002 VS. SIX MONTHS ENDED JUNE 30, 2001

    NET SALES--Net sales declined $12.9 million, or 16.6%, to $64.8 million in the first six months of 2002 from $77.7 million for the first six months of 2001. Sales of Boyds' plush products declined $1.6 million, or 4.1%, resin product sales declined $7.5 million, or 31.1%, doll product sales declined
$1.1 million, or 42.0%, village product sales declined $1.2 million, or 46.7%, and home decor product sales declined $0.8 million, or 37.9%. As a percentage of net sales for the first six months, plush products represented 57%, resin products represented 26%, doll products represented 2%, village products represented 2% and home decor products represented 2%.

    The sales shortfall was primarily due to the continuing reduction in order volume from our accounts, particularly in the resin category, reflecting the challenging environment that many of our retailers face especially in the collectible segment of the gift industry. This was only partially offset by our product and marketing focus on giftablilty.

    GROSS PROFIT--Gross profit declined $8.5 million, or 16.9%, to $41.5 million in the first six months of 2002 from $50.0 million for the first six months of 2001. Gross profit as a percentage of net sales decreased to 64.1% for the first six months from 64.3% for the same period in 2001. The dollar decline was primarily attributable to the decline in sales volume.

    SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)--SG&A increased
$0.5 million, to $11.4 million in the first six months of 2002 from $10.9 million for the first six months of 2001. SG&A as a percent of net sales increased to 17.5% for the first six months from 14.1% for the same period in 2001. The dollar increase was primarily due to increased display costs of $0.3 million to help retailers promote giftability, and an asset impairment charge of $.3 million for software whose use was discontinued during the first quarter, which were partially offset by a decrease in the allowance for doubtful accounts. The increase in the percentage of net sales was primarily due to the decrease in sales.

    INCOME FROM OPERATIONS--Income from operations declined $8.9 million, or 22.8%, to $30.2 million in the first six months of 2002 from $39.1 million for the first six months of 2001. Income from operations as a percentage of net sales declined to 46.6% for the first six months from 50.3% for the same period in 2001. The dollar decline and the decline in the percentage of net sales were primarily attributable to the decline in sales volume.

    TOTAL INTEREST EXPENSE--Total interest expense declined $3.5 million, or 49.1% to $3.6 million in the first six months of 2002 from $7.1 million for the first six months of 2001. Total interest expense as a percentage of net sales declined to 5.6% for the first six months from 9.1% for the same period in 2001. The dollar decline and the decline in the percentage of net sales were due to the reduction of debt from excess cash and a decline in interest rates.

    PROVISION FOR INCOME TAXES--Provision for income taxes declined
$1.0 million, or 8.1%, to $11.2 million in the first six months of 2002 from $12.2 million for the first six months in 2001. Provision for income taxes as a percentage of net sales increased to 17.3% for the first six months from 15.7% for the same period in 2001. The dollar decline was due primarily to the decline in sales volume. The increase in the percentage of net sales was due primarily to a change in the Pennsylvania State Corporation Income Tax regulations, which resulted in an increase in the company's deferred tax asset and a reduction in income tax expense for 2001 and an increase in the effective tax rate for 2002.

    NET INCOME--Net income declined $4.4 million, or 22.0%, to $15.4 million in the first six months of 2002 from $19.8 million for the first six months of 2001. Net income as a percent of sales decreased to 23.8% for the first six months from 25.4% for the same period in 2001. The dollar decline was primarily attributable to the decline in sales volume. The decrease in the percent of sales was primarily due to higher effective tax rate and the impact of the decline in sales volume.

LIQUIDITY AND CAPITAL RESOURCES

    Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital and to service debt. Cash balances were unchanged at $0.8 million in the first six months of 2002.

OPERATING ACTIVITIES

    Cash provided by operating activities decreased $3.2 million, or 10.0%, to $26.8 million in the first six months of 2002 from $30.0 million for the first six months of 2001. The cash flow decrease was primarily attributable to the decrease in net income.

INVESTING ACTIVITIES

    Capital and investment expenditures totaled $6.3 million in the first six months of 2002. Boyds is currently constructing a store and museum near Gettysburg, Pennsylvania, which is expected to be placed into service in the third quarter of 2002. The aim of this investment is to generate income and at the same time expand the brand awareness and image of Boyds, by capitalizing on the tourist destination status of the Gettysburg area. During the first six months of 2002, Boyds incurred approximately $5.9 million in capital expenditures related to the store and museum, with an additional $5.3 million expected to be spent between July of 2002 and October of 2002. The balance of the construction will be funded from excess cash flow. Boyds does not expect to incur any additional debt as a result of building the store and museum. Boyds has spent approximately $10.7 million on the project as of the end of the second quarter of 2002. Other than the store and museum, Boyds does not expect to incur significant capital expenditures for the foreseeable future, due to its sourcing arrangements with suppliers.

FINANCING ACTIVITIES

    In connection with the recapitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings up to $40.0 million. On April 12, 1999, Boyds repaid $66.0 million of the notes and has subsequently repaid a further
$52.3 million, leaving a balance outstanding of

$46.7 million. Boyds has repaid $257.0 million of the term loans under the credit agreement, leaving a balance outstanding of $68.0 million as of June 30, 2002.

    The revolving credit facility provides loans in an aggregate amount up to $40.0 million. Boyds had borrowed $5.0 million under the revolving credit facility as of June 30, 2002. Thus, the unused balance under the revolving credit facility will be available to fund the working capital needs of Boyds. Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds' option. The revolving credit facility commitment will terminate on April 21, 2005. Effective
April 21, 2000, the tranche A term loan is amortizing over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds' ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow, as defined in the credit agreement.

    On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of the Company's common stock. As of June 30, 2002, Boyds had repurchased 132,480 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately
$1.0 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

    On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of June 30, 2002, Boyds had repurchased $52.3 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required Boyds to complete a transitional goodwill impairment test six months from the date of adoption. The result of this impairment test identified that as of January 1, 2002 there are no impairments of goodwill or intangible assets to be recorded. Boyds will continue to conduct impairment tests as required. As of January 1, 2002, Boyds discontinued the amortization of all goodwill. Amortization for the six months ended June 30, 2001 was $66.

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

    In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating the extraordinary item treatment of debt extinguishments used as part of the Boyds' risk management strategy.

    In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required at the beginning of fiscal year 2003. Management does not expect that adoption of this pronouncement will have a material effect on the financial position, results of operations or cash flow of Boyds.

RELATED PARTY TRANSACTIONS

    Kohlberg, Kravis Roberts & Co. L.P. ("KKR") represents a 59% shareholder of Boyds. For the second quarter and first six months ended June 30, 2001 Boyds paid to KKR approximately $99 and $194 for management fees, recruitment fees and related expenses. For the second quarter and first six months ended June 30, 2002 Boyds paid to KKR approximately $94 and $187 for management fees, recruitment fees and related expenses.

    During the first quarter of 2001, Boyds purchased approximately 111 acres of land from New Farm Operating, Inc., whose sole stockholder is Justina Lowenthal, wife of director and Chairman Emeritus, Gary Lowenthal. The purchase price was $0.5 million. This land is being used for the future site of the store and museum, which is included in property and equipment. In the opinion of management, this transaction was executed on terms comparable to an arms length transaction.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $119.7 million at June 30, 2002. Of this amount, $73.0 million under the Credit Agreement is subject to interest rate fluctuations. A hypothetical 1% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS--NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

ITEM 5.  OTHER INFORMATION

    On August 1, 2002, Boyds appointed Joseph Macharsky as Chief Financial Officer. Prior to the appointment of Mr. Macharsky, Christine Bell, Chief Operating Officer of Boyds, was acting as interim Chief Financial Officer. Before joining Boyds, Mr. Macharsky spent 14 years at HMSHost Corporation (previously Host Marriott Services Corporation), the world's largest provider of retail concessions to the airport travel industry, where he was most recently Senior Director of its National Processing Center.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits--See Index to Exhibits

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002                                  THE BOYDS COLLECTION, LTD.

                                                       By:            /s/ JEAN-ANDRE ROUGEOT
                                                            -----------------------------------------
                                                                     Name: Jean-Andre Rougeot
                                                                  Title: CHIEF EXECUTIVE OFFICER

                                                       By:           /s/ JOSEPH E. MACHARSKY
                                                            -----------------------------------------
                                                                    Name: Joseph E. Macharsky
                                                                  Title: CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
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

        99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

        99.2            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------------------------

*   Filed herewith