Form 10-Q
period 2002-09-30
BOYDS COLLECTION LTD
filed 2002-11-12
CIK 1074530

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from          to

Commission File Number: 001-14843

The Boyds Collection, Ltd.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1418730
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 South Street, McSherrystown, Pennsylvania, Attn.: Joseph E. Macharsky	17344
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share	59,111,452
(Class)	(Outstanding as of November 8, 2002)

THE BOYDS COLLECTION, LTD.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2001 (Audited) and September 30, 2002 (Unaudited)

	December 31, 2001	September 30, 2002
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$815	$2,234
Accounts receivable, less allowances of $3,107 at Dec 31, 2001, and $2,533 at Sept 30, 2002	13,497	22,207
Inventory — primarily finished goods, less allowance for obsolete inventory of $6,031 at Dec 31, 2001, and $7,351 at Sept 30, 2002	7,710	10,852
Inventory in transit	2,924	3,067
Other current assets	788	846
Income taxes receivable	6,830	1,530
Deferred income taxes	21,590	21,590
Total current assets	54,154	62,326

PROPERTY AND EQUIPMENT - NET (Notes 3 and 4)	7,878	17,658

OTHER ASSETS:
Deferred debt issuance costs	2,218	1,830
Deferred tax asset	177,581	166,883
Other assets	2,671	2,687
Total other assets	182,470	171,400
TOTAL ASSETS	$244,502	$251,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,886	$3,213
Accrued expenses	3,905	3,460
Interest payable	1,010	1,964
Current portion of long-term debt (Note 5)	14,000	17,000
Total current liabilities	21,801	25,637

LONG-TERM DEBT (Note 5)	126,189	102,189

COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)

OTHER LIABILITIES	130	113

STOCKHOLDERS’ EQUITY:
Common stock (61,838 shares issued at Dec 31, 2001, and Sept 30, 2002, respectively) and paid-in capital in excess of par	(41,221)	(41,221)
Other comprehensive income:
Accumulated other comprehensive loss	(16)	(27)
Retained earnings	164,586	191,632
Less: Treasury shares at cost (2,777 at December 31, 2001, and September 30, 2002, respectively)	(26,967)	(26,939)
Total stockholders’ equity	96,382	123,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$244,502	$251,384

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and the Nine Months Ended  September 30, 2001 and 2002
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(in thousands, except per share amounts)

NET SALES	$47,549	$38,092	$125,274	$102,914
COST OF GOODS SOLD	17,895	13,801	45,616	37,088
GROSS PROFIT	29,654	24,291	79,658	65,826
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 3)	7,173	7,353	18,102	18,711
INCOME FROM OPERATIONS	22,481	16,938	61,556	47,115
OTHER INCOME	61	10	39	62
INTEREST EXPENSE:
Interest expense	2,841	1,634	9,603	4,978
Amortization of deferred debt issuance costs	157	126	475	388
TOTAL INTEREST EXPENSE	2,998	1,760	10,078	5,366
INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	19,544	15,188	51,517	41,811
PROVISION FOR INCOME TAXES (Note 6)	6,517	3,576	18,689	14,765
INCOME BEFORE EXTRAORDINARY ITEM	13,027	11,612	32,828	27,046
EXTRAORDINARY ITEM —
WRITE OFF OF DEFERRED DEBT ISSUANCE COSTS (NET OF $40 AND $54 TAX BENEFITS FOR THE THREE MONTHS ENDED SEPT 30, 2001, AND THE NINE MONTHS ENDED SEPT 30, 2001, RESPECTIVELY)	71	—	96	—

NET INCOME	$12,956	$11,612	$32,732	$27,046

EARNINGS PER SHARE:
Basic Earnings Per Share
Income Before Extraordinary Item	$0.22	$0.20	$0.56	$0.46
Extraordinary Item — Write Off of Deferred Debt Issuance Costs	—	—	—	—
Net Income	$0.22	$0.20	$0.56	$0.46

Diluted Earnings Per Share
Income Before Extraordinary Item	$0.22	$0.20	$0.55	$0.46
Extraordinary Item — Write Off of Deferred Debt Issuance Costs	—	—	—	—
Net Income	$0.22	$0.20	$0.55	$0.46

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Nine Months Ended September 30, 2002
(Unaudited)

			Common Stock and Paid-in Capital in Excess of Par	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity

	Common Stock
	Shares Issued And Outstanding	Treasury Stock
	(in thousands)

BALANCE, JANUARY 1, 2002	61,838	2,777	$(41,221)	$(26,967)	$(16)	$164,586		$96,382
Repurchase of common stock				28				28
Other comprehensive income:
Foreign currency translation	—	—	—	—	(11)	—	$(11)	(11)
Net income	—	—	—	—	—	27,046	27,046	27,046
Comprehensive income	—	—	—	—	(11)	—	$27,035	—

BALANCE, SEPTEMBER 30, 2002	61,838	2,777	$(41,221)	(26,939)	$(27)	$191,632		$123,445

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2002
(Unaudited)

	Nine Months Ended September
	2001	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,732	$27,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,320	1,204
Amortization and write off of deferred debt issuance costs	624	388
Gain on sale of equipment	83	3
Deferred taxes	9,031	10,698
Asset impairment charge		254
Changes in assets and liabilities:
Accounts receivable - net	(8,061)	(8,710)
Inventory— net	(344)	(3,142)
Inventory in transit	709	(143)
Other current assets	110	(58)
Other assets	21	(16)
Accounts payable	(1,110)	327
Accrued taxes/Income taxes receivable	4,152	5,300
Accrued expenses	(715)	(445)
Interest payable	1,336	954
Other liabilities	—	(18)
Net cash provided by operating activities	39,888	33,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(531)
Purchase of property and equipment	(3,185)	(11,240)
Net cash used in investing activities	(3,716)	(11,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(33,554)	(21,000)
Exercise of stock options	160	25
Repurchase of common stock	(480)	3
Net cash used in financing activities	(33,874)	(20,972)

Effect of exchange rate changes on cash	(12)	(11)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,286	1,419
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,191	815
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,477	$2,234
CASH PAID DURING THE PERIOD FOR INTEREST	$8,268	$4,024
CASH PAID(RECEIVED) DURING THE PERIOD FOR INCOME TAXES	$5,506	$(1,233)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.             INTERIM FINANCIAL STATEMENTS

The Boyds Collection, Ltd. (“Boyds” or “Company”) is primarily a wholesaler and importer of resin figurines and plush animals that are distributed to retail operations primarily throughout the United States. In September, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. This retail store will be used to generate income and expand the brand awareness and image of Boyds.  Substantially all of its products are sourced from foreign manufacturers in China through buying agencies.

The condensed consolidated balance sheet, as of September 30, 2002, the condensed consolidated statements of income for the nine and three months ended September 30, 2001 and 2002, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2002 are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes included in Boyds’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of this impairment test identified that as of January 1, 2002 there were no impairments of goodwill or intangible assets to be recorded. Boyds will continue to conduct impairment tests annually in the first quarter of each fiscal year. As of January 1, 2002, Boyds discontinued the amortization of all goodwill. Amortization for the nine months ended September 30, 2001 was $103.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for  Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues associated with that Statement. Boyds adopted this standard on January 1, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of Boyds.

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

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement is effective for fiscal years beginning after May 15, 2002.  SFAS 145 requires, among other things, eliminating the extraordinary item treatment of debt extinguishments used as part of the Boyds’ debt management strategy.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  Adoption of this statement is required at the beginning of fiscal year 2003.  Management does not expect that adoption of this pronouncement will have a material effect on the financial position, results of operations or cash flow of Boyds.

2.             FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 2001 and at September 30, 2002, Boyds had letters of credit outstanding under its bank credit agreement amounting to $6.3 million and $1.6 million, respectively.  These letters of credit represent Boyds’ commitment to purchase inventory, which is to be produced and/or shipped.

3.             RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co. L.P. (“KKR”) represents a 59% shareholder of Boyds. For the third quarter and first nine months ended September 30, 2001 Boyds paid to KKR approximately $115 and $309 respectively for management fees, recruitment fees and related expenses. For the third quarter and first nine months ended September 30, 2002 Boyds paid to KKR approximately $95 and $282 respectively for management fees, recruitment fees and related expenses.

During the first quarter of 2001, Boyds purchased approximately 111 acres of land from New Farm Operating, Inc., whose sole stockholder is Justina Lowenthal, wife of director and Chairman Emeritus, Gary Lowenthal. The purchase price was $0.5 million. This land is being used for the site of Boyds Bear Country™, a store and a museum displaying Boyds’ products that opened in September 2002, which is included in property and equipment.  In the opinion of management, this transaction was executed on terms comparable to an arms length transaction.

4.             PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2001 and September 30, 2002 were, as follows:

	December 31, 2001	September 30, 2002
	(in thousands)

Land	$851	$851
Construction in progress	2,289	0
Building	0	13,042
Equipment	3,657	4,119
Software development costs	2,625	2,372
Leasehold improvements	1,896	1,896
Furniture and fixtures	374	376
Total	11,692	22,656
Less: accumulated depreciation and amortization	(3,814)	(4,998)
Total	$7,878	$17,658

5.             LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31, 2001	September 30, 2002

9% Senior Subordinated Notes due May 15, 2008	$46,689	$46,689

Credit Agreement:
Secured Tranche A Term Loans due April 2005.
Interest based on LIBOR or base rate as defined	82,000	68,000
Secured revolving loan due April 2005.
Interest based on LIBOR or base rate as defined	11,500	4,500

Sub-Total	140,189	119,189

Less: Current portion of long-term debt	(14,000)	(17,000)
	$126,189	$102,189

The Senior Subordinated Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003 at 104.5% of face value. Each year thereafter, the rate decreases by 1.5%. Interest on the Notes is payable semi-annually on May 15 and November 15.

At September 30, 2001 and 2002, the weighted average interest rates in effect for the Tranche A Term Loan was 4.2% and 2.4%, respectively.  At September 30, 2002, the weighted average interest rate in effect for the revolving loan was 3.7%.  In addition, the Tranche A Term Loan has predetermined annual payments through April 2005.

The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of September 30, 2002. The agreement also provides that the Term Loan and revolving loan commitment be secured by the capital stock of Boyds’ current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow as defined in the Credit Agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

The scheduled maturities of the long-term debt, including current portion, are as follows:

2002	$0
2003	17,000
2004	23,000
2005	32,500
2006	—
Thereafter	46,689
$119,189

6.             PROVISION FOR INCOME TAXES

For federal income tax purposes, Boyds has elected to treat the recapitalization and stock purchase that occurred in April 1998 as an asset acquisition by making an Internal Revenue Code Section 338 (h)(10) election.  As a result, there is a difference between the financial reporting and tax basis of Boyds’ assets.  The difference creates deductible goodwill for tax purposes, and a deferred tax asset for financial reporting purposes.  The deferred tax asset will be realized as the goodwill is amortized over a period of fifteen years.  In the opinion of management, Boyds believes it will have sufficient profits in the future to realize the deferred tax asset.

Boyds’ effective tax rate, excluding the impact of franchise taxes, has increased to 32.2% from the prior year’s rate of approximately 24.6%.  This increase is due to the fact that Boyds’ effective state income tax rate increased during 2001.  In 2001, Boyds recorded a benefit for the increase in the value of the deferred tax asset of $8.7 million which resulted in a decrease to its overall effective income tax rate for 2001.  The rate change was caused by a Pennsylvania tax law change that subjected Boyds Collection, Ltd. LP (“Boyds LP”) to Pennsylvania income tax.  The tax law change was retroactive to January 1, 2001.

During the third quarter of 2002, a subsidiary of Boyds elected to change its tax status from a corporation to a partnership. This election will allow Boyds to more likely than not utilize previously fully reserved net operating losses assuming no future changes in the current applicable tax law.  Also, effective July 1, 2002, Pennsylvania changed its tax law to extend the time to utilize net operating losses from ten to twenty years assuming no future changes in the current applicable tax law.  The change in tax law also increased the amount of net operating losses that can be utilized in a year from $0.5 million to $2 million. As a result of both the tax law change and the tax status election, Boyds recognized a $2.6 million non-operating tax benefit as a result of the reversal of previous deferred tax asset valuation allowance reserves.

The effective tax rate, excluding $2.6 million third quarter benefit, for the nine months ended September 30, 2001 was 33.6% and for September 30, 2002 was 38.7%.  This increase is due to the fact that Boyds’ effective state income tax rate increased during 2002.

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

8.             EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(in thousands)		(in thousands)

Numerator for basic and diluted earnings per share:
Net income	$12,956	$11,612	$32,733	$27,046
Denominator:
Denominator for basic earnings per share — weighted average shares	59,099	59,066	59,119	59,064
Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	364	74	329	108
Denominator for diluted earnings per share — weighted average shares	59,463	59,140	59,448	59,172

EPS — Basic	0.22	0.20	0.56	0.46

EPS — Diluted	0.22	0.20	0.55	0.46

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Boyds is a leading designer, importer and distributor of branded, high-quality, hand crafted collectibles and other specialty giftware products.  Boyds sells its products through an extensive network of approximately 18,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. This network of retailers is being serviced by a newly created outside sales force. In September, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. This retail store will be used to generate income and expand the brand awareness and image of Boyds.

Boyds’ sales consist of plush animals, resin figurines, dolls, villages, home décor and other products. Other products include collectors club sales, which are generated from annual dues collected directly from consumers who become members of Boyds’ collectors club, The Loyal Order of Friends of Boyds, which began in July 1996 and currently has approximately 45,000 paying members; international sales; and related accessories.

Boyds licenses its product designs to other companies for products including home textiles, infant clothing and wallpaper. Boyds believes such licensing, in addition to providing royalty income, helps to increase consumer awareness of Boyds’ designs and brand image. Boyds reports royalty income in net sales.

Boyds exhibits its products at many national and regional tradeshows where orders are taken by Boyds’ employees. Boyds operates almost exclusively out of a leased office/distribution facility and owned retail store in the general vicinity of Gettysburg, Pennsylvania where it believes both labor and rental costs are attractive.

CRITICAL ACCOUNTING POLICIES

Preparing the financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Predicting future events is inherently an imprecise activity and as such requires the use of judgment.  Actual results may vary from estimates in amounts that may be material to the financial statements. Management believes that the estimates and assumptions used in connection with the amounts reported in Boyds’ financial statements and related disclosures are reasonable and made in good faith.

The most significant accounting estimates inherent in the preparation of Boyds’ financial statements include estimates related to valuing the ultimate collectability of accounts receivable and realizable value of inventory.  In addition, a significant amount of judgment exists in defining deferred tax valuation accounts.  The process of determining estimates is based on several factors, including historical experience, current and anticipated economic conditions and customer profiles. Boyds continually reevaluates these key factors and makes adjustments to estimates where appropriate. The following are Boyds’ critical accounting policies, some of which require the application of significant estimates and assumptions.

•                  Sales revenue, net of returns and discounts, is recognized upon shipment of the items, when title passes to the customer. The most significant financial statement line item, net sales, represents transactions consistent with Boyds’ primary business focus and meets the criteria of Staff Accounting Bulletin No. 101, including the transfer of title, probable collectability, identified customer and no recourse.

•                  Accounts receivable are presented at estimated net realizable value. Boyds uses estimates in determining the collectability of its accounts receivable and must rely on its evaluation of historical bad debts, customer credit ratings, current economic trends and changes in customer payment terms to arrive at appropriate reserves. Material differences may result in the amount and timing of earnings if actual experience differs significantly from management estimates.

•                  Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method of accounting. Boyds records adjustments to the value of this inventory in situations where it appears that Boyds will not be able to recover the cost of the product.  This lower of cost or market analysis is based on Boyds’ estimate of forecasted demand by customer by product.  A decrease in product demand due to changing customer tastes, consumer buying patterns or loss of shelf space to competitors could significantly impact Boyds’ evaluation of its excess and obsolete inventories.

•                  Under the requirements of Statement of Financial Accounting Standards (SFAS) Nos.142 and 144, Boyds assessed the potential impairment of identifiable intangibles, long-lived assets and acquired goodwill whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  In performing this evaluation, the Company evaluated current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions. As of January 1, 2002 based on Boyds evaluation there was no impairment of goodwill, identifiable intangibles or long-lived assets.

•                  Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes.  The recovery of deferred income tax assets is contingent upon applicable tax laws and management’s assessment of future operating results.  In situations which management believes the probability of benefiting from deferred tax assets is less likely than not, a valuation allowance is established for the amount that is less likely than not to be utilized.

FACTORS WHICH AFFECT BOYDS’ RESULTS OF OPERATIONS

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

Foreign Exchange

The dollar value of Boyds’ assets abroad is not significant. Boyds’ sales are primarily denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

Boyds imports most of its products from manufacturers in China. Boyds’ costs could be adversely affected on a short-term basis if the Chinese renminbi appreciates significantly relative to the United States dollar. Conversely, its costs would be favorably affected on a short-term basis if the Chinese renminbi depreciates significantly relative to the United States dollar. Although Boyds generally pays for its products in United States dollars, the cost of such products fluctuates with the value of the Chinese renminbi. In the future, Boyds may, from time to time, enter into foreign exchange contracts or prepay inventory purchases as a partial hedge against currency fluctuations. Differences between the amounts of such contracts and costs of specific material purchases are included in inventory and cost of sales. Boyds intends to manage foreign exchange risks to the extent appropriate.

RESULTS OF OPERATIONS

Net sales consist of sales of our products, net of sales discounts product returns and allowances, collectors club sales generated from Boyds’ collectors club and royalty income from licenses held by Boyds.  Sales are primarily made on a purchase order basis.  Revenue associated with sales is recognized when title transfers to the customer.

Cost of goods sold consists of product costs, freight and warehousing costs. Selling, general and administrative expenses include overhead, selling and marketing costs, administration and professional fees.

Other income consists of interest income and exchange rate gain/loss.

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	62.4%	63.8%	63.6%	64.0%
Selling, general and administrative expenses	15.1%	19.3%	14.5%	18.2%
Income from operations	47.3%	44.5%	49.1%	45.8%
Other income, net	0.1%	0.0%	0.0%	0.0%
Interest expense	6.3%	4.6%	8.0%	5.2%
Provision for income taxes	13.7%	9.4%	14.9%	14.3%
Income before extraordinary item	27.4%	30.5%	26.2%	26.3%
Extraordinary item (net of tax benefits)	0.2%	0.0%	0.1%	0.0%
Net income	27.2%	30.5%	26.1%	26.3%

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

Net Sales – Net sales declined $9.4 million, or 19.8%, to $38.1 million in the third quarter of 2002 from $47.5 million for the third quarter of 2001.  Sales of Boyds’ plush products decreased $4.1 million, or 16.3%, resin product sales declined $1.1 million, or 9.3%, doll product sales declined $0.8 million, or 65.9%, village product sales decreased $2.2 million, or 81.2%, and home décor product sales declined $0.8 million, or 36.1%.  As a percentage of net sales for the quarter, plush products represented 55%, resin products represented 28%, doll products represented 1%, village products represented 1% and home décor products represented 4%.

The sales shortfall was primarily due to the continuing reduction in order volume from our accounts reflecting the challenging environment that many of our retailers face.

Gross Profit – Gross profit declined $5.4 million, or 18.2%, to $24.3 million in the third quarter of 2002 from $29.7 million for the third quarter of 2001.  Gross profit as a percentage of net sales increased to 63.8% for the quarter from 62.4% for the same period in 2001.  The dollar decline was primarily attributable to the decline in sales volume.  The increase in the percentage of net sales was due to a charge in 2001 for obsolete inventory allowance for slower moving product lines and higher gross margins from sales at Boyds Bear Country™.

Selling, General & Administrative Expenses (SG&A) – SG&A increased $0.2 million, to $7.4 million in the third quarter of 2002 from $7.2 million for the third quarter of 2001.  SG&A as a percent of net sales increased to 19.3% for the quarter from 15.1% for the same period in 2001.  The dollar increase in SG&A expenses was a result of implementing a new sales force and the opening of Boyds Bear Country™ store.  The percentage increase can be attributed to the sales decline.

Income from Operations – Income from operations declined $5.6 million, or 24.9%, to $16.9 million in the third quarter of 2002 from $22.5 million for the third quarter of 2001.  Income from operations as a percentage of net sales declined to 44.5% for the quarter from 47.3% for the same period in 2001.  The dollar decline and the decline in the percentage of net sales were primarily attributable to the decline in sales volume.

Total Interest Expense – Total interest expense declined $1.2 million, or 40.0% to $1.8 million in the third quarter of 2002 from $3.0 million for the third quarter of 2001.  Total interest expense as a percentage of net sales declined to 4.6% for the quarter from 6.3% for the same period in 2001.  The dollar decline and the decline in the percentage of net sales were due to the reduction of debt from excess cash and a decline in interest rates.

Provision for Income Taxes – Provision for income taxes declined $2.9 million, to $3.6 million in the third quarter of 2002 from $6.5 million for the third quarter of 2001.   Provision for income taxes as a percentage of net sales decreased to 9.4% for the quarter from 13.7% for the same period in 2001. The provision was impacted in the third quarter of 2002 by a non-operating tax benefit of $2.6 million, resulting from the combination of a change to the Pennsylvania tax law and a change to the Company’s tax status.

Net Income – Net income declined $1.4 million, or 10.8%, to $11.6 million in the third quarter of 2002 from $13.0 million for the third quarter of 2001.  Net income as a percent of sales increased to 30.5% for the quarter from 27.2% for the same period in 2001.  Excluding the non-operating tax benefit discussed above, net income in the third quarter of 2002 was $9.0 million. The dollar decline was primarily attributable to the decline in sale volume. The increase in the percent of sales was primarily due to the tax benefit recognized during the quarter.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

Net Sales – Net sales declined $22.4 million, or 17.9%, to $102.9 million in the first nine months of 2002 from $125.3 million for the first nine months of 2001.  Sales of Boyds’ plush products declined $5.9 million, or 9.2%, resin product sales declined $8.6 million, or 24.0%, doll product sales declined $1.9 million, or 49.8%, village product sales declined $3.4 million, or 65.5%, and home décor product sales declined $1.7 million, or 33.7%.  As a percentage of net sales for the first nine months, plush products represented 56%, resin products represented 27%, doll products represented 2%, village products represented 2% and home décor products represented 3%.

The sales shortfall was primarily due to the continuing reduction in order volume from our accounts reflecting the challenging environment that many of our retailers face.

Gross Profit – Gross profit declined $13.9 million, or 17.4%, to $65.8 million in the first nine months of 2002 from $79.7 million for the first nine months of 2001.  Gross profit as a percentage of net sales increased to 64.0% for the first nine months from 63.6% for the same period in 2001.  The dollar decline was primarily attributable to the decline in sales volume.

Selling, General & Administrative Expenses (SG&A) – SG&A increased $0.6 million, to $18.7 million in the first nine months of 2002 from $18.1 million for the first nine months of 2001.  SG&A as a percent of net sales increased to 18.2% for the first nine months from 14.5% for the same period in 2001.  The dollar increase in SG&A expenses was a result of implementing a new sales force and the opening of Boyds Bear Country™ store. The percentage increase was primarily attributable to the sales decline.

Income from Operations – Income from operations declined $14.5 million, or 23.5%, to $47.1 million in the first nine months of 2002 from $61.6 million for the first nine months of 2001.  Income from operations as a percentage of net sales declined to 45.8% for the first nine months from 49.1% for the same period in 2001.  The dollar decline and the decline in the percentage of net sales were primarily attributable to the decline in sales volume.

Total Interest Expense – Total interest expense declined $4.7 million, or 46.5% to $5.4 million in the first nine months of 2002 from $10.1 million for the first nine months of 2001.  Total interest expense as a percentage of net sales declined to 5.2% for the first nine months from 8.0% for the same period in 2001.  The dollar decline and the decline in the percentage of net sales were due to the reduction of debt from excess cash and a decline in interest rates.

Provision for Income Taxes – Provision for income taxes declined $3.9 million, or 20.9%, to $14.8 million in the first nine months of 2002 from $18.7 million for the first nine months in 2001.  Provision for income taxes as a percentage of net sales decreased to 14.3% for the first nine months from 14.9% for the same period in 2001.  The provision was impacted in the third quarter of 2002 by a non-operating tax benefit of $2.6 million, resulting from the combination of a change to the Pennsylvania tax law and a change to the Company’s tax status.

Net Income – Net income declined $5.7 million, or 17.4%, to $27.0 million in the first nine months of 2002 from $32.7 million for the first nine months of 2001.  Net income as a percent of sales increased to 26.3% for the first nine months from 26.1% for the same period in 2001.  Excluding the non-operating tax benefit discussed above, net income for the first nine months of 2002 was $24.4 million. The dollar decline was primarily attributable to the decline in sale volume.

Liquidity and Capital Resources

Boyds’ primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds’ primary uses of cash are to fund working capital and to service debt. Cash balances increased to $2.2 million in the first nine months of 2002 from $0.8 million at December 31, 2001.  The increase was a result of a timing difference on debt reduction.

Operating Activities

Cash provided by operating activities decreased $6.1 million, or 15.3%, to $33.7 million in the first nine months of 2002 from $39.8 million for the first nine months of 2001. The cash flow decrease was primarily attributable to the decrease in net income.

Investing Activities

Capital and investment expenditures totaled $11.3 million in the first nine months of 2002. Boyds has completed construction of the Boyds Bear Country™ store near Gettysburg, Pennsylvania. The aim of this investment is to generate income and expand the brand awareness and image of Boyds, by capitalizing on the tourist destination status of the Gettysburg area. During the first nine months of 2002, Boyds incurred approximately $10.8 million in capital expenditures related to Boyds Bear Country™, with a remaining balance of $3.0 million expected to be paid in the fourth quarter of 2002.  The balance of the construction will be funded from excess cash flow.  Boyds does not expect to incur any additional debt as a result of building Boyds Bear Country™.   Boyds has spent approximately $13.0 million on the project as of the end of the third quarter of 2002. Other than Boyds Bear Country™, Boyds does not expect to incur significant capital expenditures for the foreseeable future.

Financing Activities

In connection with the recapitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings up to $40.0 million. As of September 30, 2002, Boyds has repaid $118.3 million of the notes, leaving a balance outstanding of $46.7 million.  Boyds has repaid $257.0 million of the term loans under the credit agreement, leaving a balance outstanding of $68.0 million as of September 30, 2002. Boyds has reduced its total debt by $40.7 million in the past twelve months.

The revolving credit facility provides loans in an aggregate amount up to $40.0 million.  Boyds had borrowed $4.5 million under the revolving credit facility as of September 30, 2002.  Thus, the unused balance under the revolving credit facility will be available to fund the working capital needs of Boyds.  Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds’ option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the tranche A term loan is amortizing over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds’ ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow, as defined in the credit agreement.

On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of the Company’s common stock. As of September 30, 2002, Boyds had repurchased 132,480 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $1.0 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of September 30, 2002, Boyds had repurchased $52.3 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

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

RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE

Dependence on two independent buying agencies.  Substantially all of the products that Boyds sells are purchased through two independent buying agencies. One buying agency is located in Hong Kong, and the other buying agency is located in the United States. These two buying agencies, which contract with a total of 19 independent manufacturers, account for approximately 90% of Boyds’ total imports. These two buying agencies also perform a number of functions for Boyds, including collaborating in Boyds’ product design and development process. As a result, Boyds is substantially dependent on these buying agencies and the manufacturers with which they contract. Boyds does not have long-term contracts with either of its primary buying agencies. Boyds believes that the loss of either of its primary buying agencies would (1) have a material adverse effect on its financial condition and results of operations, (2) cause disruptions in its orders, (3) affect the quality of its products, and (4) possibly require it to select alternative manufacturers.

Potential economic and political risks of China.  All of Boyds’ significant manufacturers are located in

China. Although Boyds has identified alternate manufacturers which could meet its quality and reliability standards at similar costs in China and in other countries, the loss of any one or more of its manufacturers could have a material adverse effect on its business.  Because Boyds relies primarily on Chinese manufacturers, it is subject to the following risks that could restrict its manufacturers’ ability to make its products or increase its manufacturing costs: (1) economic and political instability in China; (2) transportation delays; (3) restrictive actions by the Chinese government; (4) the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes; (5) Chinese trade and tax laws.  In particular, Boyds’ business could be adversely affected if the Chinese renminbi appreciates significantly relative to the United States dollar due to the cost of its products fluctuating with the value of the Chinese renminbi.

Potential adverse trade regulations and restrictions.  Boyds does not own or operate any manufacturing facilities. Instead, Boyds imports substantially all of its retail products from independent foreign manufacturers, primarily in China. As a result, substantially all of its products are subject to United States Customs Service duties and regulations. These regulations include requirements that Boyds disclose information regarding the country of origin on its products, such as “Handmade in China.” Within its discretion, the United States Customs Service may also set new regulations regarding the amount of duty to be paid, the value of merchandise to be reported or other customs regulations relating to Boyds’ imported products. Failure to comply with these regulations may result in the imposition of additional duties or penalties or forfeiture of merchandise.

The countries in which Boyds’ products are manufactured may impose new quotas, duties, tariffs or other charges or restrictions. This could adversely affect Boyds’ financial condition, results of operations or its ability to continue to import products at current or increased levels. In particular, Boyds’ costs could increase, or the mix of countries from which Boyds imports its products may be changed, if the Generalized System of Preferences program is not renewed or extended each year. The Generalized System of Preferences program allows selected products of beneficiary countries to enter the United States duty free. In addition, if countries that are currently accorded “Most Favored Nation” status by the United States, such as China, cease to have such status, Boyds could be adversely affected. Boyds cannot predict what regulatory changes may occur or the type or amount of any financial impact these changes may have on it in the future.

Changing consumer tastes.  The demand for Boyds’ products may be quickly affected by changing consumer tastes and interests. Boyds’ results of operations depend substantially upon its ability to continue to conceive, design, source and market new pieces and upon continuing market acceptance of its existing and future product lines. If Boyds fails or is significantly delayed in introducing new pieces to its existing product lines or creating new product line concepts or if its new products do not meet with market acceptance, its results of operations may be impaired. A number of companies who participate in the giftware and collectibles industries are part of large, diversified companies that have greater financial resources than Boyds and offer a wider range of products and may be less affected by changing consumer tastes.

Potential infringement of Boyds’ intellectual property.  Boyds believes that its trademarks and other proprietary rights are material to its success and competitive position. Accordingly, Boyds devotes resources to the establishment and protection of its intellectual property on a worldwide basis. The actions Boyds takes to establish and protect its trademarks and other proprietary rights may not be adequate to protect its intellectual property or to prevent imitation of its products by others. Moreover, while Boyds has not experienced any proprietary license infringements or legal actions that have had a material impact on its financial condition or results of operations, other persons have and will likely in the future assert rights in, or ownership of, its trademarks and other proprietary rights. Boyds may not be able to successfully resolve such conflicts. In addition, the laws of foreign countries may not always protect intellectual property to the same extent as do the laws of the United States.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required Boyds to complete a transitional goodwill impairment test nine months from the date of adoption.  The result of this impairment test identified that as of January 1, 2002 there were no impairments of goodwill or intangible assets to be recorded.  Boyds will continue to conduct impairment tests as required. As of January 1, 2002, Boyds discontinued the amortization of all goodwill.  Amortization for the nine months ended September 30, 2001 was $103.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment of Long-Lived Assets” which supersedes SFAS No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of business.  This statement is effective for fiscal years beginning after December 15, 2001.  SFAS 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues associated with that Statement.  Boyds adopted this standard on January 1, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of Boyds.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement is effective for fiscal years beginning after May 15, 2002.  SFAS 145 requires, among other things, eliminating the extraordinary item treatment of debt extinguishments used as part of the Boyds’ debt management strategy.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  Adoption of this statement is required at the beginning of fiscal year 2003.  Management does not expect that adoption of this pronouncement will have a material effect on the financial position, results of operations or cash flow of Boyds.

RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co. L.P. (“KKR”) represents a 59% shareholder of Boyds. For the third quarter and first nine months ended September 30, 2001 Boyds paid to KKR approximately $115,000 and $309,000 for management fees, recruitment fees and related expenses. For the third quarter and first nine months ended September 30, 2002 Boyds paid to KKR approximately $95,000 and $282,000 for management fees, recruitment fees and related expenses.

During the first quarter of 2001, Boyds purchased approximately 111 acres of land from New Farm Operating, Inc., whose sole stockholder is Justina Lowenthal, wife of director and Chairman Emeritus, Gary Lowenthal. The purchase price was $0.5 million. This land is being used for the site of Boyds Bear Country™.  In the opinion of management, this transaction was executed on terms comparable to an arms length transaction.

FORWARD LOOKING STATEMENTS

Some of the matters discussed in this report include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements.

The forward-looking statements in this report are based on a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Boyds, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Boyds’ forward-looking statements, including: the effects of economic conditions; the inability to grow Boyds’ business as planned; the loss of either of Boyds’ two independent buying agencies or any of its manufacturing sources; economic or political instability in the countries with which Boyds does business; changes to, or the imposition of, new regulations, duties, taxes or tariffs associated with the import or export of goods from or to the countries with which Boyds does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the factors discussed above may cause actual results to differ materially from those expressed in or implied by the statements in this report.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $119.2 million at September 30, 2002. Of this amount, $72.5 million under the Credit Agreement is subject to interest rate fluctuations. A hypothetical 1% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

Boyds faces currency risk exposure that arises from translating the results of its German and United Kingdom operations to the U.S. dollar. The currency risk exposure is not material as the German and United Kingdom subsidiary operations do not have a material impact on the Company’s earnings.

Item 4.    Disclosure Controls and Procedures

Boyds maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Boyds carried out an evaluation of its disclosure controls and procedures, under the supervision and with the participation of the Chief Executive and Chief Financial Officers, as of a date within 90 days of the filing date of this report, and based on such evaluation, Boyds’ Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that Boyds is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There have been no significant changes in Boyds’ internal controls or in other factors that could significantly affect these controls, subsequent to the date Boyds’ Chief Executive and Chief Financial Officers completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position or results of operations of Boyds.

Item 2. Changes in Securities and Use of Proceeds—None

Item 3. Defaults Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits – See Index to Exhibits

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2002	The Boyds Collection, Ltd.

		By:	/s/ Jean-Andre Rougeot
		Name:	Jean-Andre Rougeot
		Title:	Chief Executive Officer

		By:	/s/ Joseph E. Macharsky
		Name:	Joseph E. Macharsky
		Title:	Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jean-Andre Rougeot, Chief Executive Officer of The Boyds Collection, Ltd. (the “Company”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of The Boyds Collection, Ltd.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.             The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.             The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jean-Andre Rougeot
Jean-Andre Rougeot
Chief Executive Officer
Date: November 12, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph Macharsky, Chief Financial Officer of The Boyds Collection, Ltd. (the “Company”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of The Boyds Collection, Ltd.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.             The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.             The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph E. Macharsky
Joseph E. Macharsky
Chief Financial Officer
Date: November 12, 2002

Index to Exhibits

Exhibit
   No.           Description

3.1                                             Amended and Restated Articles of Incorporation of Boyds (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to Boyds’ Registration Statement on Form S-1, filed on February 8, 1999, File No. 333-69535).

3.2                                             Amended and Restated Bylaws of Boyds (incorporated by reference from Exhibit 3.2 of Amendment No. 1 to Boyds’ Registration Statement on Form S-1, filed on February 8, 1999, File No. 333-69535)

4.1                                             Indenture, dated as of April 21, 1998 between Boyds and The Bank of New York, as trustee (incorporated by reference from Exhibit 4.3 of Amendment No. 1 to Boyds’ Registration Statement on Form S-1, filed on February 8, 1999, File No. 333-69535).

4.2                                             Form of 9% Senior Subordinated Note due 2008 (included in Exhibit 4.1)

4.3                                             Form of 9% Series B Senior Subordinated Note due 2008 (included in Exhibit 4.1)

10.1                                       Credit Agreement, dated as of April 21, 1998, among Boyds, the several lenders from time to time parties thereto, DLJ Capital Funding, Inc., The Fuji Bank, Limited, New York Branch, and Fleet National Bank (incorporated by reference from Exhibit 10.1 of Amendment No. 3 to Boyds’ Registration Statement on Form S-1, filed on February 23, 1999, File No. 333-69535).

10.2                                       Forms of Notes evidencing loans under the Credit Agreement (included in Exhibit 10.1).

10.3                                       1998 Option Plan for Key Employees of Boyds (incorporated by reference from Exhibit 10.3 of Amendment No. 1 to Boyds’ Registration Statement on Form S-1, filed on February 8, 1999, File No. 333-69535).

10.4                                       1999 Option Plan for Key Employees of Boyds (incorporated by reference from Exhibit 4.3 of Boyds’ Registration Statement on Form S-8, filed on January 18, 2002, File No. 333-77022).

10.5                                       2000 Option Plan for Key Employees of Boyds (incorporated by reference from Exhibit 4.4 of Boyds’ Registration Statement on Form S-8, filed on January 18, 2002, File No. 333-77022).

10.6                                       2001 Option Plan for Key Employees of Boyds (incorporated by reference from Exhibit 4.5 of Boyds’ Registration Statement on Form S-8, filed on January 18, 2002, File No. 333-77022).

10.7                                       Lease Agreement for Boyds’ McSherrystown, Pennsylvania facility (incorporated by reference from Exhibit 10.4 of Amendment No. 3 to Boyds’ Registration Statement on Form S-1, filed on February 23, 1999, File No. 333- 69535).

10.8                                       Employment Agreement dated January 28, 2000 between Jean-Andre Rougeot and Boyds (incorporated by reference from Exhibit 10.8 of Boyds’ Annual Report on Form 10-K, filed on March 28, 2002, File No. 001-14843).

99.1                                       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2               Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                 Filed herewith