Form 10-K
period 2002-12-31
BOYDS COLLECTION LTD
filed 2003-03-28
CIK 1074530

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 001-14843

THE BOYDS COLLECTION, LTD.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-1418730 (I.R.S. Employer Identification No.)
350 South Street, McSherrystown, Pennsylvania (Address of Principal Executive Office)	17344 (Zip Code)

(717) 633-9898
(Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered
Common Stock, par value $.0001 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes / /    No /x/

        The aggregate market value of the Registrant's Common Stock held by non-affiliates (assuming solely for the purpose of this calculation that directors and officers are affiliates) of the Registrant, based on the reported last sale price of such stock on the New York Stock Exchange on June 28, 2002, was approximately $84,824,569.

        As of March 20, 2003, the number of shares of the Registrant's Common Stock outstanding was 59,111,452.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement relating to the Registrant's 2003 Annual Meeting of Stockholders which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

PART I

Item 1. DESCRIPTION OF BUSINESS

General

        The Boyds Collection, Ltd. ("Boyds") is a leading designer, importer and distributor of high-quality, hand-crafted collectibles and other specialty giftware products. Boyds sells its products through an extensive network of approximately 14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels, as well as its own flagship retail store in Gettysburg, Pennsylvania. Boyds imports substantially all of its products from manufacturers in China through buying agencies.

History

        Boyds was founded in 1979 by Gary and Justina Lowenthal as a small antique business in Boyds, Maryland. By 1984, Boyds had begun to reproduce and sell miniature houses, duck decoys and merino wool teddy bears to selected retail outlets. In 1984, Boyds also introduced its first major plush product, a unique, fully-jointed wool teddy bear named Matthew™, and the Gnomes Homes™, a small collection of hand-sculpted miniature cast resin houses. Boyds relocated from Maryland to southern Pennsylvania in 1987 and expanded its product line to include other plush animals and related accessories including miniature clothes, furniture and ornaments. Boyds began distributing its plush animal lines to department stores and gift retailers, opting against selling to mass merchandisers, major discount stores and toy chains. In 1993, Boyds began selling cast resin figurines with the introduction of its Bearstones™ line. More recent introductions of products include porcelain dolls in 1997 and the resin villages in 2000. In 1998, Boyds acquired H.C. Accents, a home décor company and in 2001, J & T Designs, a Christmas gift company. In September 2002, Boyds opened Boyds Bear Country™ retail store in Gettysburg, Pennsylvania. The retail store serves as a tourist attraction that has to help expand brand awareness, as well as a sales channel for visitors. Also in 2002, Boyds began to replace its in-house sales force with the roll out of a national direct sales force. The new sales force is expected to increase sales made to gift retailers by strengthening relations with current customers and creating new customers.

Business Segments

        Boyds has determined that it operates in one segment, giftware and collectibles. In addition, less than 3% of total revenue is derived from customers outside the United States and almost all long lived assets are located in the United States. No customer represents more than 10% of total revenue, and Boyds retail operations do not generate more than 10% of total revenue.

Product Lines

        Since 1982, Boyds' product lines have expanded from plush bears to include other plush animals such as hares, moose and cats, as well as resin figurines, villages, porcelain dolls and other products, as described below.

Plush Animals

        Boyds began selling its plush animals in 1982. The plush animal category consists of both dressed and non-dressed animals, most of which are fully jointed with sewn-in joints for arms, legs and heads. Today, the plush animal category has grown to encompass over 400 different items ranging from 2 1/2" miniatures to 40" large animals.

        Boyds' non-dressed plush animal lines include the Huggle-Fluffs™, the Artisan Series™, The Mohair Bears™, J.B. Bean & Associates™, the Archive Collection™ and Angels and Friends™ ornaments. The largest revenue-generating line in this plush category is Boyds' J.B. Bean & Associates™, featuring fully-jointed bears, hares, moose, lambs and other animals.

        Introduced in 1992, the popularity of Boyds' T.J.'s Best Dressed™, line, characterized by fully jointed bears, cats, moose and other animals dressed in stylish, hand-sewn outfits, has helped create additional brand awareness for Boyds.

        Retail prices for the plush animals generally range from $4 to $95. Animals in the plush animal category are made of various materials with outer coverings ranging from acrylic plush to custom-dyed chenille and wool. Interiors are filled with plastic pellets for the beanbag animals and 100% acrylic fiberfill for the other animals.

Resin Figurines

        Boyds' resin figurine category currently consists of the main collection, Bearstones™, and sub-collections, Dollstones™, Charming Angels™, Shoebox Bears™ and Faeriéssence™. Together, these categories include over 300 styles of finely detailed, hand-painted miniature cast resin bears, other animals and people.

        Boyds introduced the Bearstones™ in 1993 with ten different styles. Since its introduction, Boyds has expanded the offerings to include additional figurines, resin jewelry, ornaments, waterballs, Shoebox Bears™, votive holders, ceramics, picture frames, and desk accessories.

        The Dollstones™ line of products, introduced in 1995, is based on nostalgic themes and includes figurines of children depicted with animals, waterballs, votive holders and musicals.

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

Other Products

        Boyds sells over 300 additional items ranging from miniature furniture, wooden accessories and glasses, through cast iron products, resin accessories, to home décor. In addition various printed and promotional materials are sold to support Boyds product lines.

New Product Introductions

        Boyds continually evaluates new product ideas and regularly introduces new product lines that maintain Boyds' whimsical and "Folksy with Attitude" themes. During fiscal 2002, Boyds concentrated on broadening the giftability of its core resin figurine and plush animal products, and introduced the following new lines:

  •
  Baby Boyds™, a new plush line of safe and cuddly friends for the little ones in our lives.

  •
  Teabearies™, each resin piece expresses a special sentiment and features an adorable lil' teddy restin' in an antique-style teacup.

  •
  Holy Cows!™, our funny lil' resin farm cows feature wire wings and mim cowbells, and some are set on springs to jiggle about!

  •
  Lil' Wings™, resin bear angels that celebrate life's simple pleasures.

  •
  Faerietots™, wee ones inspired by our own babies and their sweet expressions, designed in resin.

  •
  Snuggle-B's™, soft cloth plush dolls add a homespun charm to country décor. They have yarn hair; big soft shoes, and cheerfully mismatched garments.

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

Intellectual Property

Trademarks.

        Boyds has obtained 25 United States, 3 European, and 3 Japanese trademark registrations for trademarks and logos related to its resin figurines and plush animals. These registrations allow Boyds to use on an exclusive basis these trademarks and logos in the United States in connection with its products. If Boyds continues to use such trademarks and logos and makes timely filings with, and pays all required fees to, the United States Patent and Trademark Office, its trademark registrations can exist in perpetuity. Boyds also has common-law trademark rights to the extent it uses unregistered names and logos on its various products. The strength and scope of these rights is determined by the geographic extent and duration of their use. Additionally, to the extent that the packaging and overall visual impact of Boyds' products is inherently distinctive or has acquired distinctiveness through sales in the marketplace, Boyds has proprietary rights in such "trade dress" of its products.

Copyrights.

        Boyds has secured more than 527 copyright registrations for its products with the United States Copyright Office. Boyds may enforce these rights in United States courts with regard to infringements occurring in the United States and also, to varying extents, in foreign jurisdictions with regard to infringements occurring outside the United States. In addition, Boyds has copyrights in the original expression contained in other products that it has created, whether or not those copyrights have been registered. In all events, Boyds' copyright in its products is limited in scope to the original, creative expression embodied in them and does not extend to elements drawn from public sources or to functional elements. For all products created by or on behalf of Boyds since its founding date, the U.S. copyright currently runs for a term of 95 years from the date of their creation.

Licenses

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

Distribution Network and Customers

        Boyds has a large national distribution network, which includes approximately 14,000 independent retail gift and collectibles accounts, high-end department stores and selected catalogue retailers, representing approximately 20,000 individual retail outlets. Boyds' resin figurine product line is sold through a network of authorized dealers consisting of approximately 7,600 accounts, selected primarily from Boyds' plush-only dealers. The top ten accounts comprised approximately 19.5% of net sales during fiscal 2002.

        Boyds believes it has low annual customer account turnover among its resin dealers and normal turnover for its other dealers. Turnover among non-resin dealers occurs primarily in small accounts, which become inactive due to ownership changes, poor credit or lack of commitment to Boyds' products. Accounts which became inactive during fiscal 2002 represented approximately 8.0% of Boyds' fiscal 2001 net sales. Boyds generally does not offer dating terms or volume discounts.

        In September 2002, Boyds opened Boyds Bear Country™ retail store in Gettysburg, Pennsylvania. The store serves as a tourist attraction that is expected to help expand brand awareness, as well as a sales channel for visitors. Boyds also sells its products to its collectors club members known as Friends of Boyds.

Sales & Marketing of Products

        Boyds generates its order volume through a new nationwide direct sales force, catalogue mailings to its retailers, trade show sales, and its team of telemarketers. Boyds sends catalogues and promotional mailings to all retailers at least twice a year for its spring and fall product offerings. In 2002, Boyds began rolling out a nationwide sales force to interact directly with its customers and replace its current telemarketing model. By the end of 2002, approximately 60% of the direct sales force were hired and in place, with the remaining 40% expected to be in place by the end of the second quarter of 2003. This new sales force will operate in concert with a more focused customer service/telemarketing group and will interact directly with customers, thereby strengthening relations with current customers and creating new customers. Boyds leases showroom space in Atlanta and Dallas.

Seasonality

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

Employees

        Boyds currently employs a total of 437 full time individuals, 351 of whom are located in Pennsylvania. None of these employees are represented by labor unions. Boyds also uses contract labor to work at the various trade shows around the nation.

Item 2. PROPERTIES

Showrooms, Warehousing, Distribution Facilities and Retail

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

        Boyds Bear Country™ sits on 128.2 acres in Gettysburg, PA, which is owned by Boyds. The retail store comprises approximately 130,000 square feet.

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

	2001		2002
Quarter Ended
	High	Low	High	Low
March 31	$9.50	$6.90	$8.00	$5.20
June 30	$12.75	$8.20	$8.80	$6.30
September 30	$12.45	$7.70	$7.20	$5.40
December 31	$10.00	$6.20	$7.58	$6.00

        As of March 20, 2003, the approximate number of holders of record of Boyds' Common Stock was 588. Since its initial public offering in 1999, Boyds has not paid cash dividends on its Common Stock; however, Boyds may consider paying cash dividends in the future. Boyds intends to retain its earnings to finance the development and growth of its business and to service its debt. Currently Boyds is subject to restrictions that limit its ability to declare and pay cash dividends on its Common Stock under certain covenants contained in Boyds' debt agreements.

Item 6. SELECTED FINANCIAL DATA

  FIVE YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except share and per share data)
OPERATIONS
Net sales	$199,069	$211,096	$184,047	$153,460	$131,333
Gross profit	134,927	138,642	113,293	90,361	83,085
Selling, general and administrative expenses	11,591	20,301	25,898	28,454	27,852
Income from operations	123,353	118,357	87,407	61,916	55,236
Interest expense	29,687	23,947	19,503	12,483	6,972
Income before extraordinary items	66,278	60,110	42,007	37,326	31,424
Extraordinary items	—	7,008	611	1,515	—
Net income	66,278	53,102	41,396	35,811	31,424
COMMON STOCK DATA
Net income per share:
—Basic	$0.79	$0.89	$0.70	$0.61	$0.53
—Diluted	$0.79	$0.89	$0.70	$0.60	$0.53
Book value per share	$(1.89)	$0.33	$1.04	$1.63	$2.16
Weighted average shares and equivalents outstanding
—Basic	84,142	59,495	59,149	59,109	59,076
—Diluted	84,485	59,797	59,345	59,402	59,183
FINANCIAL POSITION
Cash and cash equivalents	$11,606	$11,501	$3,191	$815	$5,875
Working capital	33,868	56,024	49,996	32,353	40,305
Total assets	298,410	282,185	263,313	244,502	239,353
Total debt	443,000	251,000	193,407	140,189	103,689
Total stockholders' equity (deficit)	(158,766)	19,362	61,286	96,382	127,800
OTHER DATA
Gross profit margin	67.8%	65.7%	61.6%	58.9%	63.3%
Operating income margin	62.0%	56.1%	47.5%	40.3%	42.1%
Depreciation and amortization	$2,260	$6,303	$3,603	$3,238	$2,121
Capital expenditures	1,247	2,763	2,752	5,813	12,645

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2000, 2001 and 2002, respectively, has been derived from and should be read in conjunction with the consolidated financial statements, included elsewhere in this annual report.

General

        Boyds is a leading domestic designer, importer and distributor of branded, high-quality, hand-crafted collectibles and other specialty giftware products. Boyds sells its products primarily through an extensive network of approximately 14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. Boyds also sells its products directly to consumers through its new retail store Boyds Bear Country in Gettysburg, PA.

        Boyds' product lines include plush animals, resin figurines, porcelain dolls, villages and others. The following table sets forth Boyds' plush animals, resin figurines, dolls, villages and other product sales and their percentage of Boyds' net sales for the last three fiscal years ended December 31, 2002:

	Year Ended December 31,			Year Ended December 31,
	2000	2001	2002	2000	2001	2002
	(dollars in millions)
Plush animals	$90.5	$80.1	$75.3	49.2%	52.2%	57.3%
Resin figurines	56.4	42.9	34.5	30.7%	27.9%	26.3%
Dolls	9.5	4.9	2.2	5.2%	3.2%	1.7%
Villages	6.1	6.0	2.1	3.3%	3.9%	1.6%
Other	21.5	19.6	17.2	11.6%	12.8%	13.1%

Net sales	$184.0	$153.5	$131.3	100.0%	100.0%	100.0%

        The most important categories within the plush product line are the dressed animals in the T. J's. Best Dressed™ collection, introduced in 1992, and the other custom-designed plush animals. Boyds began selling non-dressed plush animals in 1982 and has since introduced product collections which currently include Baby Boyds™, J. B. Bean & Associates™, the Archive Collection™, Mohair Bears™ and Huggle-Fluffs™.

        The major figurine product within the resin figurines product line is Bearstones™ which Boyds introduced in late 1993. In early 1994, Boyds introduced another resin figurine line known as Folkstones™, followed by Dollstones™ in late 1995. Boyds also established a network of dealers in 1994, selected primarily from Boyds' plush-only dealers, that were authorized to carry Boyds' resin figurine product lines. These dealers currently number approximately 7,600 accounts.

        The porcelain doll product line was launched in the fall of 1997. This product line has now expanded and offers a range of dolls from 12 inches to 16 inches.

        The villages product line was launched in January 2000 and consists of resin houses and related "village" accessories.

        Included in other sales are collectors' club sales which are generated from annual dues collected directly from consumers who become members of Boyds' collectors club, The Loyal Order of Friends of Boyds, which began in July 1996 and currently has approximately 48,500 paying members. This category also includes sales from H. C. Accents, a home décor company acquired by Boyds in October, 1998, and royalty income generated by licensing contracts.

        Boyds exhibits its products at many national and regional tradeshows where orders are taken by Boyds' employees. Boyds operates primarily out of a leased office/distribution facility in McSherrystown, Pennsylvania which it believes provides attractive labor and rental costs. Boyds also owns and operates Boyds Bear Country store in Gettysburg, PA.

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

  •
  Sales revenue, net of returns and discounts, is recognized upon shipment of the items, when title passes to the customer, or completion of a retail sale. The most significant financial statement line item, net sales, represents transactions consistent with Boyds' primary business focus and meet the criteria of Staff Accounting Bulletin No. 101, including the transfer of title, probable collectability, identified customer and no recourse.

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

  •
  Under the requirements of Statement of Financial Accounting Standards (SFAS) Nos. 142 and 144, Boyds assessed the potential impairment of identifiable intangibles, long-lived assets and acquired goodwill whenever events or changes in circumstances indicated that the carrying value may not be recoverable. In performing this evaluation, the Company evaluated current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions. As of January 1, 2002, based on its evaluation, Boyds determined that there was no impairment of goodwill, identifiable intangibles or long-lived assets.

  •
  Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. The recovery of deferred income tax assets is contingent upon applicable tax laws and management's assessment of future operating results. In situations which management believes the probability of benefiting from deferred tax assets is less likely than not, a valuation allowance is established for the amount that is less likely than not to be utilized.

        Boyds' accounting policies are more fully described in Item 8—Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 2.

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

Acquisition

        On April 25, 2001, Boyds acquired all of the issued and outstanding shares of capital stock of J & T Design ("J & T"). J & T is a designer and distributor of Christmas gift products. J & T's results from operations are included in Boyds' consolidated statement of income subsequent to April 25, 2001. The aggregate purchase price was approximately $0.5 million paid in cash. The purchase price was assigned to the acquired assets, primarily inventory and accounts receivable, based on their fair market values. In addition, Boyds has recorded goodwill of approximately $0.5 million, included in other assets, related to the excess of the purchase price over the fair value of assets acquired which was being amortized using the straight line method over 20 years until the implementation of SFAS 142 on January 1, 2002. The impact of suspending the amortization of goodwill in 2002 had an immaterial impact to the comparison of financial results to 2001.

Results of Operations

        Net sales consist of sales of our products, net of sales discounts, product returns and allowances, collectors club sales generated from members of Boyds' collectors club and royalty income from licenses held by Boyds. Sales are primarily made on a purchase order basis. Revenue associated with sales is recognized when products are shipped to the customer or upon the completion of a retail transaction.

        Cost of goods sold consists of product costs, freight and warehousing costs. Selling, general and administrative expenses include overhead, selling and marketing costs, and administration and professional fees.

        Other income consists of interest income and exchange rate gain/loss.

        The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Gross profit	61.6%	58.9%	63.3%
Selling, general and administrative expenses	14.1%	18.6%	21.2%
Income from operations	47.5%	40.3%	42.1%
Other income	0.1%	0.0%	0.0%
Interest expense	10.6%	8.1%	5.3%
Provision for income taxes	14.2%	7.9%	12.9%
Income before extraordinary items	22.8%	24.3%	23.9%
Extraordinary items (net of tax benefits)	0.3%	1.0%	0.0%

Net income	22.5%	23.3%	23.9%

Fiscal Year Ended December 31, 2002 vs. Fiscal Year Ended December 31, 2001

        Net Sales—Net sales declined $22.1 million, or 14.4%, to $131.3 million in the full year 2002 from $153.5 million for full year 2001. Sales of Boyds' plush products declined $4.8 million, or 5.4%, resin product sales declined $8.4 million, or 19.3%, doll product sales declined $2.7 million, or 53.7%, village product sales declined $3.9 million, or 64.6%, and home décor product sales declined $1.6 million, or 20.9%. As a percentage of net sales for the full year, plush products represented 57%, resin products represented 26%, doll products represented 2%, village products represented 2% and home décor products represented 3%. The sales declines can be attributed to the slowing economy and the reluctance of our retailers to make forward looking purchases during these difficult times. These sales declines were only partially offset by the impact of our new direct sales force and the opening of our retail store, Boyds Bear Country™.

        Gross profit—Gross profit declined $7.3 million, or 8.1%, to $83.1 million in the full year 2002 from $90.4 million for the full year 2001. Gross profit as a percentage of net sales increased to 63.3% for the full year from 58.9% for the same period in 2001. The dollar decline was primarily attributable to the decline in sales volume. The percentage increase was attributable to the opening of Boyds Bear Country and the inventory obsolescence charge in 2002 being $6.9 million less than in 2001 as a result of Boyds adjusting its purchasing strategy to align with the economic conditions affecting its customers.

        Selling, General & Administrative Expenses (SG&A)—SG&A decreased $0.6 million, to $27.9 million in the full year 2002 from $28.5 million for the full year 2001. SG&A as a percent of net sales increased to 21.2% for the full year from 18.5% for the same period in 2001. The increase in SG&A expenses was a result of the startup costs of the new sales force and Boyds Bear Country™.

        Income from operations—Income from operations declined $6.7 million, or 10.8%, to $55.2 million in the full year 2002 from $61.9 million for the full year 2001. Income from operations as a percentage of net sales increased to 42.1% for the full year from 40.3% for the same period in 2001. The dollar decline was attributable to the decline in sales volume. The increase in the percentage of net sales can be attributed to the opening of Boyds Bear Country and the inventory obsolescence charge in 2002 being $6.9 million less than in 2001 as a result of Boyds adjusting its purchasing strategy to align with the economic conditions affecting its customers.

        Total interest expense—Total interest expense declined $5.5 million, or 44.1% to $7.0 million in the full year 2002 from $12.5 million for the full year 2001. Total interest expense as a percentage of net sales declined to 5.3% for the full year from 8.1% for the same period in 2001. The dollar decline and the decline in the percentage of net sales were due to the reduction of debt from excess cash and a decline in interest rates.

        Income taxes—Income taxes increased $4.8 million, or 39.4%, to $17.0 million in the full year of 2002 from $12.2 million for the full year 2001. Provision for income taxes as a percentage of net sales increased to 12.9% for the full year from 7.9% for the same period in 2001. The dollar and the percentage increase were due to the impact of a change in the 2001 Pennsylvania State Corporation Income Tax regulations, which resulted in an increase to the deferred tax asset and a reduction in income tax expense.

Fiscal Year Ended December 31, 2001 vs. Fiscal Year Ended December 31, 2000

        Net Sales—Net sales declined $30.6 million, or 16.6%, to $153.5 million in 2001 from $184.0 million for 2000. Net sales of Boyds' plush products decreased $10.4 million, or 11.5%, resin product sales decreased $13.5 million, or 23.9%, doll product sales decreased $4.6 million, or 48.7%, village product sales decreased $0.1 million, or 2.1%, and other product sales decreased $2.0 million, or 8.8%. The sales decrease for the year ended December 31, 2001 was primarily due to the continuing reduction in order volume from our retailers. During 2001, our retailers have faced an increasingly challenging environment that has resulted in conservative product purchases. In addition, we have strategically eliminated certain resin product categories. These decreases were only partially offset by the launch of our stationery product line and the growth of our home décor product line.

        Gross Profit—Gross profit declined $22.9 million, or 20.2%, to $90.4 million in 2001 from $113.3 million for 2000. Gross profit as a percent of sales declined to 58.9% for 2001 from 61.6% for 2000. The dollar decline was primarily attributable to the respective declines in sales volume and to a provision for slow moving inventory of $6.0 million, representing 3.9% of current year sales, taken in the fourth quarter as a result of weakening economic conditions, causing retailers to reduce inventory levels.

        Selling, General & Administrative Expenses (SG&A)—SG&A increased $2.6 million, or 9.9%, to $28.5 million in 2001 from $25.9 million for 2000. SG&A as a percent of sales increased to 18.5% for 2001 from 14.1% for the same period in 2000. The dollar increase for the year was primarily due to the impairment of assets of $2.1 million during the fourth quarter and increased expenditures on new product development, whose sales impact will not be felt until 2002. The increase in the percent of sales was primarily due to the decrease in sales and the impairment of assets.

        Income from Operations—Income from operations declined $23.4 million, or 26.8%, to $64.0 million in 2001 from $87.4 million for 2000. Income from operations as a percent of sales declined to 41.7% for the year from 47.5% for the same period in 2000. The dollar decline and the decline in the percent of sales were primarily attributable to the decline in sales volume and the $6.0 million charge for slow moving inventory in the fourth quarter as a result of weakening economic conditions, causing retailers to reduce inventory levels.

        Total Interest Expense—Total interest expense declined $7.0 million, or 36.0%, to $12.5 million in 2001 from $19.5 million for 2000. Total interest expense as a percent of sales declined to 8.1% for the year from 10.6% for 2000. The dollar decline and the decline in the percent of sales were due to the reduction of debt from excess cash and a decline in interest rates.

        Income Taxes—Income taxes declined $14.0 million, or 53.6%, to $12.2 million in 2001 from $26.2 million for 2000. Income taxes as a percent of sales declined to 7.9% for the year from 14.2% for the same period in 2000. The dollar decline and the decline in the percent of sales were due primarily to the decline in sales volume and to the impact of a change in the Pennsylvania State Corporation Income Tax regulations, which resulted in an increase in the company's deferred tax asset and a reduction in income tax expense.

        Extraordinary Items—The $0.7 million charge, net of tax, relates to the write-off of deferred debt issuance costs arising from the early pay down of long-term debt. The $0.9 million loss, net of tax, relates to the repurchase of Boyds' bonds above par.

Liquidity and Capital Resources

	Contractual Cash Obligation Payments Due by Period
As of December 31, 2002
	2003	2004	2005	2006	Thereafter	Total
	(Dollars in millions)
Tranche term A loan due 2005	$6.0	$23.0	$28.0	$—	$—	$57.0
Revolving credit facility due 2005	—	—	—	—	—	—
9% Senior subordinated notes due 2008	—	—	—	—	46.7	46.7
Operating leases	1.1	0.7	0.6	0.5	0.9	3.8

Total	$7.1	$23.7	$28.6	$0.5	$47.6	$107.5

        Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. In 2002, Boyds' primary uses of cash were capital expenditures related to the construction of Boyds Bear Country™, working capital and to debt service. Cash balances increased $5.0 million during 2002. The increase in cash at year-end was due to the timing on the tranche A debt. A $3 million payment was made in January of 2003. We believe that the credit agreement in place, as well as our cash flow from operations, will be sufficient to meet our operating needs and capital expenditures over the next twelve months.

Operating Activities

        Cash provided by operating activities decreased $3.6 million, or 6.2%, to $54.2 million in 2002 from $57.8 million in 2001. The cash flow decrease was primarily attributable to the decrease in revenues.

Investing Activities

        Capital and investment expenditures totaled $12.6 million in 2002. During 2002, Boyds incurred approximately $12.1 million in capital expenditures related to Boyds Bear Country™.

Financing Activities

        In connection with the recapitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings of up to $40.0 million. On April 12, 1999, Boyds repaid $66.0 million of the notes, and has subsequently repaid a further $52.3 million, leaving a balance outstanding of $46.7 million. At December 31, 2002, Boyds has repaid $268.0 million of the term loans under the credit agreement, leaving a balance outstanding of $57.0 million at December 31, 2002.

        Boyds had no outstanding balance on the revolving credit facility at December 31, 2002. Thus, the unused balance available under the revolving credit facility will be available to fund the working capital requirements of Boyds. Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds' option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the tranche A term loan is amortizing over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds' ability to declare dividends or make distributions. The tranche A term loans is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow, as defined in the credit agreement. As of December 31, 2000, the tranche B term loan had been fully repaid.

        On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of Boyds' common stock. As of December 31, 2002, Boyds had repurchased 132,480 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $1.0 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility.

        On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of December 31, 2002, Boyds had repurchased $52.3 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow and the revolving credit facility. Any future repurchases under this program are expected to be financed similarly. Boyds may make such purchases from time to time in the open market or in private transactions.

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

Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of this impairment test identified that as of January 1, 2002 there were no impairments of goodwill or intangible assets to be recorded. Boyds will continue to conduct impairment tests annually in the first quarter of each fiscal year or sooner if circumstances require. As of January 1, 2002, Boyds discontinued the amortization of all goodwill. Amortization for the twelve months ended December 31, 2001 and 2000 was $136,000 and $127,000 respectively.

        In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues associated with that Statement. Boyds adopted this standard on January 1, 2002 and has determined that the adoption did not have any impact on its financial position, results of operations or cash flows.

        In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating the extraordinary item treatment of debt extinguishments used as part of the Boyds' debt management strategy will require the reclassification of 2000 and 2001 extraordinary items to interest expense in 2003.

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

        In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" which amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and the reporting provisions of APB No. 30, "Interim Financial Reporting." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Boyds adopted the disclosure provision of this standard on December 31, 2002 and has determined that the adoption did not have any impact on the financial position, results of operations or cash flows of Boyds.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $103.7 million at December 31, 2002. Of this amount, $57.0 million is subject to interest rate fluctuations. A hypothetical 1% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of Boyds.

        Boyds faces currency risk exposure that arises from translating the results of its European operations to the U.S. dollar. The currency risk exposure is not material as the European subsidiary operations do not have a material impact on Boyds' earnings.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

The Boyds Collection, Ltd. and Subsidiaries

McSherrystown, Pennsylvania

        We have audited the accompanying consolidated balance sheets of The Boyds Collection, Ltd. and Subsidiaries (the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company, at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Baltimore, Maryland
February 25, 2003

THE BOYDS COLLECTION, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$815	$5,875
Accounts receivable, less allowance for doubtful accounts of $3,107 and $2,992 in 2001 and 2002, respectively	13,497	10,489
Inventory—primarily finished goods, less allowance for obsolete inventory of $6,031 and $5,240 in 2001 and 2002, respectively	7,710	9,224
Inventory in transit	2,924	3,166
Other current assets	788	1,026
Income taxes receivable	6,830	3,216
Deferred income taxes	21,590	21,047

Total current assets	54,154	54,043
Property and Equipment—Net	7,878	18,666
Other assets:
Deferred debt issuance costs	2,218	1,693
Deferred tax asset	177,581	162,262
Other assets	2,671	2,689

Total other assets	182,470	166,644

Total Assets	$244,502	$239,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,886	$2,569
Accrued expenses	3,905	4,340
Interest payable	1,010	829
Current portion of long-term debt	14,000	6,000

Total current liabilities	21,801	13,738
Long-term Debt	126,189	97,689
Commitments and Contingencies
Other Liabilities	130	126
Stockholders' Equity:
Capital stock (61,838 shares issued at December 31, 2001 and 2002, respectively) and paid-in capital in excess of par	(41,221)	(41,221)
Other comprehensive income:
Accumulated other comprehensive loss	(16)	(50)
Retained earnings	164,586	196,010
Less: Treasury shares at cost (2,777 and 2,727 at December 31, 2001 and 2002, respectively)	(26,967)	(26,939)

Total stockholders' equity	96,382	127,800

Total Liabilities and Stockholders' Equity	$244,502	$239,353

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2000	2001	2002
	(in thousands, except per share data)
Net Sales	$184,047	$153,460	$131,333
Cost of Goods Sold	70,754	63,099	48,248

Gross profit	113,293	90,361	83,085
Selling, General and Administrative Expenses	25,898	28,454	27,852
Other operating Income	12	9	3

Income from Operations	87,407	61,916	55,236

Other Income	299	50	111

Interest Expense:
Interest expense	18,803	11,858	6,448
Amortization of deferred debt issuance costs	700	625	524

Total Interest Expense	19,503	12,483	6,972

Income before Provision for Income Taxes and Extraordinary Items	68,203	49,483	48,375
Provision for Income Taxes	26,196	12,157	16,951

Income before Extraordinary Items	42,007	37,326	31,424
Extraordinary Items:
Redemption premium/(discount) on bonds net of $294, $543, and $0 of tax, respectively	(523)	860	—
Write off of deferred debt issuance costs net of $638, $414 and $0 of tax, respectively	1,134	655	—

Total Extraordinary Items	611	1,515	—

Net Income	$41,396	$35,811	$31,424

Earnings Per Share:
Basic Earnings Per Share
Income Before Extraordinary Items	$0.71	$0.63	$0.53
Extraordinary Items:
— Redemption Premium/(Discount) on Bonds	$0.01	$(0.01)	$0.00
— Write Off of Deferred Debt Issuance Costs	$(0.02)	$(0.01)	$0.00

Net Income	$0.70	$0.61	$0.53

Diluted Earnings Per Share
Income Before Extraordinary Items	$0.71	$0.63	$0.53
Extraordinary Items:
— Redemption Premium/(Discount) on Bonds	$0.01	$(0.02)	$0.00
— Write Off of Deferred Debt Issuance Costs	$(0.02)	$(0.01)	$0.00

Net Income	$0.70	$0.60	$0.53

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
			Common Stock and Paid-in Capital in Excess of Par		Accumulated Other Comprehensive Income
	Shares Issued And Outstanding	Treasury Stock		Treasury Stock		Retained Earnings	Other Comprehensive Income	Total Stockholders' Equity
				(in thousands)
BALANCE, JANUARY 1, 2000	61,838	2,766	$(40,502)	$(27,516)	$1	$87,379	$—	$19,362
Issuance of common stock	—	(100)	(631)	1,292	—	—	—	661
Repurchase of common stock	—	19	—	(125)	—	—	—	(125)
Other comprehensive income:
Foreign currency translation	—	—	—	—	(8)	—	(8)	(8)
Net income	—	—	—	—	—	41,396	41,396	41,396

Comprehensive income	—	—	—	—	(8)	—	$41,388	—

BALANCE, DECEMBER 31, 2000	61,838	2,685	$(41,133)	$(26,349)	$(7)	$128,775		$61,286
Issuance of common stock		(22)	(88)	247				159
Repurchase of common stock		114		(865)				(865)
Other comprehensive income:
Foreign currency translation					(9)		(9)	(9)
Net income						35,811	35,811	35,811

Comprehensive income	—	—	—	—	(9)	—	$35,802	—

BALANCE, DECEMBER 31, 2001	61,838	2,777	$(41,221)	$(26,967)	$(16)	$164,586		$96,382
Issuance of common stock		(50)		28				28
Repurchase of common stock								—
Other comprehensive income:
Foreign currency translation					(34)		(34)	(34)
Net income						31,424	31,424	31,424

Comprehensive income	—	—	—	—	(34)	—	$31,390	—

BALANCE, DECEMBER 31, 2002	61,838	2,727	$(41,221)	$(26,939)	$(50)	$196,010		$127,800

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2000	2001	2002
	(in thousands)
OPERATING ACTIVITIES:
Net income	$41,396	$35,811	$31,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,131	1,544	1,597
Amortization and write off of deferred debt issuance costs	2,472	1,694	524
Deferred taxes	14,552	5,872	15,862
Asset impairment charge	—	2,088	254
Changes in assets and liabilities:
Accounts receivable—net	2,228	6,915	3,008
Inventory	(746)	5,155	(1,514)
Inventory in transit	(1,152)	178	(242)
Other current assets	509	16	(238)
Other assets	(50)	433	(18)
Accounts payable	1,019	405	(317)
Income taxes receivable	(7,892)	(1,200)	3,614
Accrued expenses	(1,448)	(111)	435
Interest payable	(702)	(923)	(181)
Other liabilities	190	(60)	(4)

Net cash provided by operating activities	51,507	57,817	54,204

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,752)	(5,813)	(12,645)
Acquisition of business—net of cash acquired	—	(531)	—
Loss on sale of equipment	—	83	7

Net cash used in investing activities	(2,752)	(6,261)	(12,638)

FINANCING ACTIVITIES:
Line of credit borrowings, net	22,500	(11,000)	(11,500)
Repayment of debt	(80,093)	(42,218)	(25,000)
Sale of common stock (net of related fees and expenses)	661	—	—
Exercise of stock options	—	130	25
Tax benefit from exercise of stock options	—	30	—
Repurchase of common stock	(125)	(865)	3

Net cash used in financing activities	(57,057)	(53,923)	(36,472)

Effect of exchange rate changes on cash	(8)	(9)	(34)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,310)	(2,376)	5,060
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,501	3,191	815

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,191	$815	$5,875

CASH PAID DURING THE PERIOD FOR INTEREST	$20,205	$12,782	$6,629

CASH PAID (RECEIVED) DURING THE PERIOD FOR INCOME TAXES	$19,193	$6,755	$(2,524)

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2000, 2001 and 2002

1. GENERAL

        The Boyds Collection, Ltd., ("Boyds") is a primary wholesaler and importer of resin figurines and plush animals that are distributed to retail operations primarily throughout the United States. Boyds also operates its flagship retail store, Boyds Bear Country, located in Gettysburg, PA. Substantially all of its products are sourced from foreign manufacturers in China through buying agencies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Boyds and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Revenue Recognition—Sales revenue, net of returns and discounts, is recognized upon shipment of the items, when title passes to the customer or completion of a retail transaction.

        Cash and Cash Equivalents—Boyds considers all short-term interest-bearing investments with original maturities of three months or less to be cash equivalents.

        Inventories—Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method of accounting. Inventory in-transit consists of purchases from foreign suppliers for which title has passed to Boyds.

        Property and Equipment—Property and equipment is stated at cost. For assets acquired prior to January 1, 1999 depreciation is computed using the declining balance method over the estimated useful lives of the various assets. Beginning January 1, 1999, all new assets purchased are depreciated using the straight line method over the estimated useful lives. The estimated useful lives of furniture and fixtures range from five to seven years and the estimated useful lives of equipment range from three to seven years. The estimated useful lives of leasehold improvements is the lesser of the estimated life of the improvement or the term of the lease.

        Software Development Costs—During 1999, Boyds adopted the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, certain computer software project costs incurred during the application development stage have been capitalized and are being amortized on a straight line basis over a period of three years. Such costs include external direct costs of materials and services consumed in developing internal-use software and payroll costs for employees who are directly associated with the internal-use computer software project, and are included in property and equipment on the consolidated balance sheet.

        Goodwill—Goodwill represents the cost in excess of the fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of this impairment test identified that as of January 1, 2002 there were no impairments of goodwill or intangible assets to be recorded. Boyds will continue to conduct impairment tests annually in the first quarter of each fiscal year or sooner if circumstances require. As of January 1, 2002, Boyds discontinued the amortization of all goodwill. Amortization for the twelve months ended December 31, 2001 and 2000 was $136,000 and $127,000, respectively.

        Deferred Debt Issuance Costs—Boyds amortizes deferred debt issuance costs using the interest method over the life of the debt. Amortization of deferred debt issuance costs as a result of the prepayment of the related debt is accelerated to the date of the prepayment and is included as an extraordinary item in the consolidated statements of income.

        Impairment Accounting—Boyds reviews the recoverability of its long-lived and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on Boyds' ability to recover the carrying value of the asset from the expected future undiscounted cash flows generated. The measurement of impairment requires management to use estimates of expected future cash flows. If an impairment loss existed, the amount of the loss would be recorded in the consolidated statements of income. It is possible that future events or circumstances could cause these estimates to change.

        In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues associated with that Statement. Boyds adopted this standard on January 1, 2002 and has determined that the adoption did not have a significant impact on the financial position, results of operations or cash flows of Boyds.

        In the first quarter of 2002, Boyds reduced capitalized software costs to its net realizable value through an impairment charge totaling $0.3 million, recorded in selling, general and administrative expenses on the consolidated statement of income. During the fourth quarter of 2001, Boyds reduced capitalized software costs to its net realizable value through an impairment charge totaling $2.1 million, recorded in selling, general and administrative expenses on the consolidated statement of income. The software costs were associated with a sales interface system that was expected to improve sales force efficiency and effectiveness.

        Fair Value of Financial Instruments—Management considers that the carrying amount of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, approximates fair value. Interest on long-term bank debt is payable at variable rates which approximates fair market value. The fair value of the 9% senior subordinated notes (the notes), face value of $46.7 million, was $46.6 million at December 31, 2002.

        Foreign Currency Translation—Assets and liabilities of Boyds' foreign subsidiaries are translated at year-end exchange rates while revenue and expenses are translated at weighted average rates prevailing during the year. Foreign currency translation adjustments are reported as a separate component of other comprehensive income/(loss) in the consolidated statement of stockholders' equity.

        Income Taxes—Boyds accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income taxes/benefit is the tax payable/receivable for the period plus or minus the change during the period in deferred income tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

        Stock-Based Compensation—At December 31, 2002, Boyds has various stock-based employee compensation plans, which are described more fully in Note 14. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Boyds had applied the fair value recognition method of accounting provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	2000	2001	2002
Net income, as reported	$41,396	$35,811	$31,424
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,374	1,648	1,860

Pro forma net income	$40,022	$34,163	$29,564

Earnings per share:
Basic—as reported	$0.70	$0.61	$0.53

Basic—pro forma	$0.68	$0.58	$0.50

Diluted—as reported	$0.70	$0.60	$0.53

Diluted—pro forma	$0.67	$0.58	$0.50

        Segment Reporting—SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information requires enterprises to report certain information about products and services, activities in different geographic areas and reliance on major customers and to disclose certain segment information in their financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. Boyds has determined that it operates in one segment, collectibles. In addition, less than 3% of total revenue is derived from customers outside the United States and substantially all long lived assets are located in the United States. No customer represents more than 10% of total revenue, nor does retail operations generate more than 10% of total revenue.

        Use of Estimates—The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Concentration of suppliers—Substantially all of the products that Boyds sells are purchased through two independent buying agencies.

        Other Recently Issued Accounting Standards—In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating the extraordinary item treatment of debt extinguishments used as part of the Boyds' debt management strategy will require the reclassification of 2000 and 2001 extraordinary items to interest expense in 2003.

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

        In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" which amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and the reporting provisions of APB No. 30, "Interim Financial Reporting." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Boyds adopted the disclosure provision of this standard on December 31, 2002 and has determined that the adoption did not have any impact on the financial position, results of operations or cash flows of Boyds.

3. PROPERTY AND EQUIPMENT

        The components of property and equipment at December 31, 2001 and 2002 were, as follows:

	December 31
	2001	2002
	(in thousands)
Land and building	$3,140	$15,232
Equipment	3,657	4,136
Software development costs	2,625	2,372
Leasehold improvements	1,896	1,924
Furniture and fixtures	374	395

Total	11,692	24,059

Less: accumulated depreciation and amortization	(3,814)	(5,393)

Total	$7,878	$18,666

        Depreciation expense on property and equipment was $1.1 million, $1.4 million and $1.6 million in 2000, 2001 and 2002, respectively.

4. ACQUISITION

        On April 25, 2001, Boyds acquired all of the issued and outstanding shares of capital stock of    J & T Design ("J & T"). J & T is a designer and distributor of Christmas gift products. J & T's results from operations are included in Boyds' consolidated statement of income subsequent to April 25, 2001. The aggregate purchase price was approximately $0.5 million paid in cash. The purchase price was assigned to the acquired assets, primarily inventory and accounts receivable, based on their fair market values. In addition, Boyds has recorded goodwill of approximately $0.5 million, included in other assets, related to the excess of the purchase price over the fair value of assets acquired which was being amortized using the straight line method over 20 years until the implementation of SFAS 142 on January 1, 2002. The impact of suspending the amortization of Goodwill in 2002 had an insignificant impact on the financial results as compared to 2001.

5. CONCENTRATION OF CREDIT RISK

        Boyds maintains cash balances at several financial institutions located in Pennsylvania. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated $0.5 million and $4.8 million at December 31, 2001 and 2002, respectively. At December 31, 2001 and 2002, no customer accounted for more than 10% of accounts receivable.

6. LEASE COMMITMENTS

        Boyds leases certain office, warehouse and showroom facilities under non-cancellable operating leases. Rent expense amounted to $1.6 million, $1.6 million and $1.4 million for the years ended

December 31, 2000, 2001 and 2002, respectively. At December 31, 2002, the future minimum lease commitments for the non-cancellable operating leases are as follows:

(In millions)
2003	$1.1
2004	0.7
2005	0.6
2006	0.5
2007	0.4
Thereafter	0.5

$3.8

7. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        At December 31, 2001 and 2002, Boyds had letters of credit outstanding under bank credit agreements amounting to $6.3 million and $5.1 million, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

8. RELATED PARTY TRANSACTIONS

        Kohlberg Kravis Roberts & Co. L.P. ("KKR") represents a 59% stockholder of Boyds. For the years ended December 31, 2000, 2001 and 2002 Boyds paid to KKR approximately $0.4 million, $0.4 million and $0.4 million, respectively, for management fees and related expenses. Amounts payable to KKR at December 31, 2001 and 2002 were $0.1 million.

        In 2001, Boyds purchased approximately 111 acres of land from New Farm Operating, Inc., whose sole stockholder is Justina Lowenthal, wife of director and Chairman Emeritus Gary Lowenthal. The purchase price was $0.5 million. This land was used for Boyds Bear Country™, which is included in property and equipment. In the opinion of management, this transaction was executed on terms comparable to an arms length transaction.

9.    LONG-TERM DEBT

        Long-term debt is summarized as follows:

	December 31,
	2001	2002
	(in thousands)
9% Senior Subordinated Notes due May 15, 2008	$46,689	$46,689
Credit Agreement:
Secured Tranche A Term Loan due April 2005
Interest based on LIBOR or base rate as defined	82,000	57,000
Secured revolving loan due April 2005
Interest based on LIBOR or base rate as defined	11,500	—

Sub-Total	140,189	103,689
Less: Current portion of long-term debt	(14,000)	(6,000)

	$126,189	$97,689

        The Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003. Interest on the Notes is payable semiannually on May 15 and November 15. The secured revolving credit facility provides for borrowings of up to $40.0 million.

        For the years ended December 31, 2001 and 2002, the weighted average interest rates in effect for the Term Loan was 2.917% and 2.165%, respectively. For the year ended December 31, 2001, the weighted average interest rate in effect for the revolving loan was 3.247%. In addition, the term loan has predetermined annual payments through April 2005.

        The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of December 31, 2002. The agreement also provides that the Term Loan and revolving loan commitment be secured by the capital stock of Boyds' current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow as defined in the credit agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

        The scheduled maturities of the long-term debt are as follows:

(In millions)
2003	$6.0
2004	23.0
2005	28.0
2006	0.0
2007	0.0
Thereafter	46.7

$103.7

10. PROVISION FOR INCOME TAXES

        Income tax expense consists of the following:

	December 31,
	2000	2001	2002
	(in thousands)
Federal:
Current	$9,315	$2,129	$(57)
Deferred	13,968	13,029	15,898

Total Federal	23,283	15,158	15,841
State:
Current	2,329	4,156	1,146
Deferred	584	(7,157)	(36)

Total State	2,913	(3,001)	1,110

Total Income Tax Provision	$26,196	$12,157	$16,951

        A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

	December 31,
	2000	2001	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal income tax benefit	2.8	7.0	5.9
Recognition of state deferred tax asset	—	(17.7)	(5.5)
Other	0.6	0.3	(0.4)

Effective income tax rate	38.4%	24.6%	35.0%

        The tax effect of significant items comprising the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2001	2002
	(in thousands)
Deferred tax asset—Goodwill	$195,283	$178,008
Deferred tax asset—Other	7,131	6,647
Deferred tax liability—Other	(353)	(1,013)
Valuation Allowance	(2,890)	(333)

Net deferred tax asset	199,171	183,309
Less: Current	(21,590)	(21,047)

Deferred tax asset	$177,581	$162,262

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

12.    LEGAL SETTLEMENT

        On March 28, 2000, Boyds settled an outstanding lawsuit related to a claim for royalties. In complete and final resolution of the suit, Boyds agreed to a settlement of the claim, resulting in a $4.4 million charge ($3.1 million after tax), which was recorded in selling, general and administrative expenses in the period ended December 31, 1999, and paid in March of 2000.

13.    STOCKHOLDERS' EQUITY

        Capital Stock—As of December 31, 2001 and 2002, Boyds had 100 million shares of capital stock (par value $0.0001), authorized and 59.1 million and 59.1 million shares outstanding, respectively. The Board of Directors is authorized to issue the unissued portion of the authorized shares in another class or series of stock, including preferred stock.

        During 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. On May 28, 1999, Boyds announced a common stock share repurchase program and, as of December 31, 2002, the Company had repurchased 2,954,200 shares of its common stock under this plan. On February 17, 2000, Boyds announced a further common stock share repurchase program and, as of December 31, 2002, the Company had repurchased 132,480 shares of its common stock under this plan.

14.    EMPLOYEE BENEFIT PLANS

        Employee Savings and Retirement Plan—Boyds has a 401(K) Plan that allows eligible employees to contribute up to $11,000 of their salary.

        Stock Option Plan—Boyds has granted stock options under various incentive stock option plans (the "Plans") which provide for the granting to certain employees and directors of options to acquire Boyds' common stock. The option prices of stock which may be purchased under the Plans are not less than the fair value of common stock on the dates of the grants.

        Outstanding options issued to employees vest and become exercisable over a five-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon an employee's retirement or termination from Boyds, and are contingent upon continued employment during the applicable five-year period.

        Boyds has reserved a total of 5,579,033 shares for issuance under the Plans, of which 2,377,432 shares remain reserved at December 31, 2002 for future issuances. The following table summarizes information about fixed stock options at December 31, 2002:

		Options Outstanding
		Exercise Price Per Share
	Options Available for Grant	Number of Shares	Range	Weighted Average
December 31, 1999	822,501	1,235,538	$4.45 — $18.00	$9.90

Shares reserved	1,333,000	—	—	$0.00
Options granted	(1,000,000)	1,000,000	$6.06 — $7.00	$6.63
Options exercised	—	—	—	$0.00
Options forfeited	125,349	(125,349)	$4.45 — $13.88	$6.85

December 31, 2000	1,280,850	2,110,189	$4.45 — $18.00	$8.47

Shares reserved	2,000,000			$0.00
Options granted	(612,500)	612,500	$6.80 — $10.60	$7.53
Options exercised		(22,000)	$6.25 — $6.88	$6.32
Options forfeited	360,675	(360,675)	$4.45 — $13.44	$10.04

December 31, 2001	3,029,025	2,340,014	$4.45 — $18.00	$8.01

Options granted	(725,000)	725,000	$6.40 — $7.50	$7.17
Options exercised		(4,000)	$6.25 — $6.25	$6.25
Options forfeited	73,407	(73,407)	$4.45 — $18.00	$12.23

December 31, 2002	2,377,432	2,987,607	$4.45 — $18.00	$7.71

        Accounting for Stock-Based Compensation—Boyds has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25. The pro forma disclosures of net earnings and net earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied are shown below. For purposes of the pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period.

Years ended December 31,
		2000		2001		2002
(in thousands, except per share data)
Net Income	As reported Pro forma	$ $	41,396 40,022	$ $	35,811 34,162	$ $	31,424 29,564
Basic earnings per share	As reported Pro forma	$ $	0.70 0.68	$ $	0.61 0.58	$ $	0.53 0.50
Diluted earnings per share	As reported Pro forma	$ $	0.70 0.67	$ $	0.60 0.58	$ $	0.53 0.50

        Pro forma information regarding net income and earnings per common share has been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	2000	2001	2002
Weighted average risk free interest rate	6.7%	4.8%	4.0%
Volatility	70.0%	72.0%	71.0%
Dividend yield	0.0%	0.0%	0.0%
Expected life in years	6.5	6.5	6.5

        The weighted average fair value of options granted during 2000, 2001 and 2002 was $4.6 million, $3.1 million and $3.7 million, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2002:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$4.45 to $6.88	1,322,702	424,193	7.6
$7.00 to $12.00	1,255,000	253,000	8.4
$13.36 to $18.00	409,905	239,943	6.1

        Earnings Per Share—Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings.

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the income and net income available to common stockholders:

	December 31,
	2000	2001	2002
	(in thousands, except share data)
Numerator for basic and diluted earnings per share:
Net income	$41,396	$35,811	$31,424

Denominator:
Denominator for basic earnings per share—weighted average shares	59,148,826	59,109,029	59,075,944
Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	195,971	292,743	107,048

Denominator for diluted earnings per share—weighted average shares	59,344,797	59,401,772	59,182,992

15.    QUARTERLY FINANCIAL INFORMATION (Unaudited)

        The following table shows results of operations for each of the quarters during fiscal 2001 and 2002:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Year Ended December 31, 2001:
Net sales	$50,375	$27,350	$47,549	$28,187
Gross profit	32,372	17,632	29,654	10,703
Income from operations	27,605	11,471	22,481	359
Income before extraordinary items	14,902	4,899	13,027	4,498
Extraordinary items:
Write off of deferred debt issuance costs	2	23	71	559
Redemption discount on bonds				860
Net income	14,900	4,876	12,956	3,079

Earnings per share:
Basic earnings per share:
Income before extraordinary items	0.25	0.08	0.22	0.08
Extraordinary items:
Write off of deferred debt issuance cost				(0.01)
Redemption discount on bonds				(0.01)
Net income	0.25	0.08	0.22	0.06
Diluted earnings per share:
Income before extraordinary items	0.25	0.08	0.22	0.08
Extraordinary items:
Write off of deferred debt issuance cost				(0.01)
Redemption discount on bonds				(0.02)
Net income	0.25	0.08	0.22	0.05
	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Year Ended December 31, 2002:
Net sales	$40,479	$24,343	$38,092	$28,419
Gross profit	26,349	15,185	24,291	17,259
Income from operations	21,092	9,084	16,938	8,122
Income before extraordinary items	11,294	4,140	11,612	4,379
Extraordinary items:
Write off of deferred debt issuance costs	—	—	—	—
Redemption discount on bonds	—	—	—	—

Net income	$11,294	$4,140	$11,612	$4,379

Earnings per share:
Basic and diluted earnings per share:
Income before extraordinary items	0.19	0.07	0.20	0.07
Extraordinary items:
Write off of deferred debt issuance costs
Redemption discount on bonds
Net income	0.19	0.07	0.20	0.07

(1)
Fiscal 2001 income from operations included $2.1 million for impairment of assets and a $6.0 million provision for slow moving inventory on a pretax basis in the fourth quarter.
(2)
The Company's business is seasonal with 64% and 61% of sales occurring in the first and third fiscal quarters combined for 2001 and 2002, respectively.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

        Information concerning the directors and executive officers of the Company, their terms of office, the periods during which they have served, their personal business experience, is included in the Company's definitive Proxy Statement for its 2003 Annual Meeting of stockholders and is specifically incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        Information regarding compensation of the Company's directors and officers is included in the Company's definitive Proxy Statement for its 2003 Annual Meeting of stockholders and is specifically incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares, (ii) each director and executive officer of the Company individually, and (iii) all directors and officers of the Company as a group, is included in the Company's definitive Proxy Statement for its 2003 Annual Meeting of stockholders and is specifically incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and transactions between the Company and its directors, director-nominees, executive officers, and the family members of these individuals is included in the Company's definitive Proxy Statement for its 2003 Annual Meeting of stockholders and is specifically incorporated herein by reference.

Item 14.    CONTROLS AND PROCEDURES

        Based on an evaluation of Boyds' disclosure controls and procedures conducted within 90 days prior to the date of this report, Boyds' principal executive officer and principal financial officer have concluded that such controls and procedures effectively ensure that information required to be disclosed by Boyds in reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

        There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

        (a)  1.    Consolidated Financial Statements:

            The index for the consolidated financial statements is under Item 8 of this form 10K.

              2.    Consolidated Financial Statement Schedule:

            Schedule of valuation and qualifying accounts

THE BOYDS COLLECTION, LTD.
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at January 1	Additions charged to costs and expenses	Deductions credited to costs and expenses	Balance at December 31
	(in thousands)
2000
Allowance for doubtful accounts	$459	$2,518	$511	$2,466
Allowance for returns and allowances	363	142	—	505
Allowance for obsolete inventory	625	3,000	2,980	645
Tax asset valuation allowance	107	38	—	145
2001
Allowance for doubtful accounts	$2,466	$1,602	$961	$3,107
Allowance for returns and allowances	505	149	457	197
Allowance for obsolete inventory	645	9,016	3,630	6,031
Tax asset valuation allowance	145	2,745	—	2,890
2002
Allowance for doubtful accounts	$3,107	$748	$863	$2,992
Allowance for returns and allowances	197	62	120	139
Allowance for obsolete inventory	6,031	2,089	2,880	5,240
Tax asset valuation allowance	2,890	44	2,601	333

(b)  Exhibits

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation of Boyds (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to Boyds' Registration Statement on Form S-1, filed on February 8, 1999, File No. 333-69535).
3.2	Amended and Restated Bylaws of Boyds (incorporated from Exhibit 3.2 of Boyds' Annual Report on Form 10-K, filed on March 30, 2000 (File No. 001-14843).
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

Item 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding principal account fees and services is included in the company's definitive proxy statement for its 2003 annual meeting of stockholders and specifically included herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of McSherrystown, State of Pennsylvania on the 28th day of March, 2003.

THE BOYDS COLLECTION, LTD.
By:	/s/ CHRISTINE L. BELL Christine L. Bell Chief Operating Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 28, 2003.

Signature	Title

/s/ JEAN-ANDRE ROUGEOT Jean-Andre Rougeot	Chief Executive Officer and Director
/s/ CHRISTINE L. BELL Christine L. Bell	Chief Operating Officer and Secretary
/s/ JOSEPH E. MACHARSKY Joseph E. Macharsky	Chief Financial Officer
/s/ GARY M. LOWENTHAL Gary M. Lowenthal	Chairman Emeritus
/s/ HENRY R. KRAVIS Henry R. Kravis	Director
/s/ GEORGE R. ROBERTS George R. Roberts	Director
/s/ SCOTT M. STUART Scott M. Stuart	Director
/s/ MARC S. LIPSCHULTZ Marc S. Lipschultz	Director
/s/ TIMOTHY BRADY Timothy Brady	Director
/s/ JOSEPH Y. BAE Joseph Y. Bae	Director
/s/ ANN T. BUIVID Ann T. Buivid	Director
/s/ JAMES F. MCCANN James F. McCann	Director

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jean-Andre Rougeot, Chief Executive Officer of The Boyds Collection, Ltd. (the "Company"), certify that:

1.
I have reviewed this annual report on Form 10-K of The Boyds Collection, Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.
The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEAN-ANDRE ROUGEOT Jean-Andre Rougeot Chief Executive Officer Date: March 28, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph Macharsky, Chief Financial Officer of The Boyds Collection, Ltd. (the "Company"), certify that:

1.
I have reviewed this annual report on Form 10-K of The Boyds Collection, Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.
The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH E. MACHARSKY Joseph E. Macharsky Chief Financial Officer Date: March 28, 2003

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. DESCRIPTION OF BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
THE BOYDS COLLECTION, LTD. CONSOLIDATED BALANCE SHEETS
THE BOYDS COLLECTION, LTD. CONSOLIDATED STATEMENTS OF INCOME
THE BOYDS COLLECTION, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
THE BOYDS COLLECTION, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2000, 2001 and 2002
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
THE BOYDS COLLECTION, LTD. Valuation and Qualifying Accounts
  Item 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002