Form 10-Q
period 2003-03-31
BOYDS COLLECTION LTD
filed 2003-05-14
CIK 1074530

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2003

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

Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share	59,111,452
(Class)	(Outstanding as of May 5, 2003)

PART I

FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 (Audited) and March 31, 2003 (Unaudited)

	December 31, 2002	March 31, 2003
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,875	$11,220
Accounts receivable, less allowances of $2,992 at Dec 31, 2002, and $2,176 at March 31, 2003	10,489	15,156
Inventory - primarily finished goods, less allowance for obsolete inventory of $5,240 at Dec 31, 2002, and $3,619 at March 31, 2003	9,224	9,798
Inventory in transit	3,166	614
Other current assets	1,026	808
Income taxes receivable	3,216	1,703
Deferred income taxes	21,047	21,047
Total current assets	54,043	60,346

PROPERTY AND EQUIPMENT - NET (Note 4)	18,666	18,616

OTHER ASSETS:
Deferred debt issuance costs	1,693	1,575
Deferred tax asset	162,262	157,831
Other assets	2,689	2,707
Total other assets	166,644	162,113
TOTAL ASSETS	$239,353	$241,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,569	$1,400
Accrued expenses	4,340	4,264
Interest payable	829	1,895
Current portion of long-term debt (Note 5)	6,000	0
Total current liabilities	13,738	7,559

LONG-TERM DEBT (Note 5)	97,689	97,689

COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)

OTHER LIABILITIES	126	34

STOCKHOLDERS’ EQUITY:

Common stock (61,838 shares issued at Dec 31, 20002, and March 31, 2003, respectively) and paid-in capital in excess of par	(41,221)	(41,221)
Other comprehensive income:
Accumulated other comprehensive loss	(50)	(32)
Retained earnings	196,010	203,985
Less: Treasury shares at cost (2,727 at Dec 31, 2002, and March 31, 2003, respectively)	(26,939)	(26,939)
Total stockholders’ equity	127,800	135,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,353	$241,075

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months  Ended  March 31, 2002 and 2003

(Unaudited)

	Three Months Ended March 31,
	2002	2003
	(in thousands, except per share amounts)

NET SALES	$40,479	$35,101
COST OF GOODS SOLD	14,130	12,748
GROSS PROFIT	26,349	22,353
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,257	8,250
INCOME FROM OPERATIONS	21,092	14,103
OTHER INCOME/(EXPENSE)	(21)	42
INTEREST EXPENSE:
Interest expense	1,754	1,411
Amortization of deferred debt issuance costs	138	118
TOTAL INTEREST EXPENSE	1,892	1,529

INCOME BEFORE PROVISION FOR INCOME TAXES	19,179	12,616
PROVISION FOR INCOME TAXES (Note 7)	7,885	4,641
NET INCOME	$11,294	$7,975

EARNINGS PER SHARE:
Basic and Dilutive Earnings Per Share - Net Income	$0.19	$0.13

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2003

(Unaudited)

	Common Stock		Common Stock and Paid-in Capital in Excess of Par	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued And Outstanding	Treasury Stock
	(in thousands)

BALANCE, JANUARY 1, 2003	61,838	2,727	$(41,221)	$(26,939)	$(50)	$196,010		$127,800
Other comprehensive income:
Foreign currency translation	—	—	—	—	18	—	$18	18
Net income	—	—	—	—	.	7,975	7,975	7,975
Comprehensive income	—	—	—	—	18	—	$7,993	—

BALANCE, March 31, 2003	61,838	2,727	$(41,221)	(26,939)	$(32)	$203,985		$135,793

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2003

(Unaudited)

	Three Months Ended March 31,
	2002	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,294	$7,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	413	535
Amortization and write off of deferred debt issuance costs	138	118
Deferred taxes	4,432	4,431
Asset impairment charge	254	—
Changes in assets and liabilities:
Accounts receivable - net	(2,649)	(4,667)
Inventory - net	124	(574)
Inventory in transit	1,651	2,552
Other current assets	200	218
Other assets	(16)	(18)
Accounts payable	(1,446)	(1,169)
Accrued taxes/Income taxes receivable	3,417	1,513
Accrued expenses	(778)	(76)
Interest payable	1,047	1,066
Other liabilities	(17)	(92)
Net cash provided by operating activities	18,064	11,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,971)	(485)
Net cash used in investing activities	(1,971)	(485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(11,500)	(6,000)
Net cash used in financing activities	(11,500)	(6,000)

Effect of exchange rate changes on cash	26	18

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,619	5,345
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	815	5,875
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,434	$11,220
CASH PAID DURING THE PERIOD FOR INTEREST	$707	$344
CASH PAID(RECEIVED) DURING THE PERIOD FOR INCOME TAXES	$52	$(1,304)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1.             INTERIM FINANCIAL STATEMENTS

The Boyds Collection, Ltd. (“Boyds” or “Company”) is primarily a wholesaler and importer of resin figurines and plush animals that are distributed to retail operations primarily throughout the United States. In September 2002, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. This retail store is being used to generate income and expand the brand awareness and image of Boyds.  Substantially all of the Company’s products are sourced from foreign manufacturers in China through buying agencies.

The condensed consolidated balance sheet, as of March 31, 2003, the condensed consolidated statements of income for the three months ended March 31, 2002 and 2003, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2003 and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2003 are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes included in Boyds’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement is effective for fiscal years beginning after May 15, 2002.  SFAS 145 requires, among other things, eliminating the extraordinary item treatment of debt extinguishments used as part of the Boyds’ debt management strategy. Boyds adopted this statement as of January 1, 2003 and the adoption did not have an impact on the financial statements.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  Adoption of this statement was effective as of January 1, 2003.  The adoption of this pronouncement did not have an impact on the financial position, results of operations or cash flow of Boyds.

2.             FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 2002 and at March 31, 2003, Boyds had letters of credit outstanding under its bank credit agreement amounting to $5.1 million and $3.4 million, respectively.  These letters of credit represent Boyds’ commitment to purchase inventory, which is to be produced and/or shipped.

3.             RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co. L.P. (“KKR”) represents a 59% shareholder of Boyds. Boyds paid to KKR approximately $0.1 million for management fees, recruitment fees and related expenses for each of the first quarters ended March 31, 2002, and 2003.

4.             PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2002 and March 31, 2003 were, as follows:

	December 31, 2002	March 31, 2003

Land and building	$15,232	$15,384
Equipment	4,136	4,462
Software development costs	2,372	2,372
Leasehold improvements	1,924	1,924
Furniture and fixtures	395	398
Total	24,059	24,540
Less: accumulated depreciation and amortization	(5,393)	(5,924)
Total	$18,666	$18,616

5.             LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31, 2002	March 31, 2003

9% Senior Subordinated Notes due May 15, 2008	$46,689	$46,689

Credit Agreement:
Secured Tranche A Term Loans due April 2005. Interest based on LIBOR or base rate as defined	57,000	51,000
Secured revolving loan due April 2005. Interest based on LIBOR or base rate as defined	—	—

Sub-Total	103,689	97,689

Less: Current portion of long-term debt	(6,000)	—
	$97,689	$97,689

The Senior Subordinated Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003 at 104.5% of face value. Each year thereafter, the rate decreases by 1.5%. Interest on the Notes is payable semi-annually on May 15 and November 15.

At March 31, 2002 and 2003, the weighted average interest rates in effect for the Tranche A Term Loan were 2.730% and 2.125%, respectively.  In addition, the Tranche A Term Loan has predetermined annual payments through April 2005.

The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of March 31, 2003. The agreement also provides that the Term Loan and revolving loan commitment be secured by the capital stock of Boyds’ current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow as defined in the Credit Agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

The scheduled maturities of the long-term debt, including current portion, are as follows:

2003	$—
2004	23,000
2005	28,000
2006	—
2007	—
Thereafter	46,689
$97,689

6.             STOCK BASED COMPENSATION

At March 31, 2003, Boyds has various stock-based employee compensation plans.  The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if Boyds had applied the fair value recognition method of accounting provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended March 31
	2002	2003

Net income, as reported	$11,294	$7,975

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	407	572

Pro forma net income	$10,887	$7,403

Earnings per share:
Basic—as reported	$0.19	$0.13
Basic—pro forma	$0.18	$0.13

Diluted—as reported	$0.19	$0.13
Diluted—pro forma	$0.18	$0.13

7.             PROVISION FOR INCOME TAXES

For federal income tax purposes, Boyds has elected to treat the recapitalization and stock purchase that occurred in April 1998 as an asset acquisition by making an Internal Revenue Code Section 338 (h)(10) election.  As a result, there is a difference between the financial reporting and tax basis of Boyds’ assets.  The difference creates deductible goodwill for income tax purposes, and a deferred tax asset for financial reporting purposes.  The deductible goodwill is amortized over a period of fifteen years.  In the opinion of management, Boyds believes it is more likely than not it will have sufficient profits in the future to realize the deferred tax asset.

Boyds’ effective tax rate, excluding the impact of franchise taxes, has increased to 39.6% in 2003 from 38.8% in 2002.  The increase in the percentage was a result of Boyds restructuring the tax treatment of international operations during 2003.

8.             CONTINGENCIES

Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations and cash flows of Boyds.

9.             EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income available to common stockholders:

	Three Months Ended 31-Mar
	2002	2003
	(in thousands)

Numerator for basic and diluted earnings per share:
Net income	$11,294	$7,975
Denominator:
Denominator for basic earnings per share - weighted average shares	59,062	59,111
Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	96	59
Denominator for diluted earnings per share - weighted average shares	59,158	59,170

EPS - Basic	$0.19	$0.13

EPS - Diluted	$0.19	$0.13

10.          SUBSEQUENT EVENT

On April 1, 2003, Boyds purchased and retired $5.3 million of its 9% Senior Subordinated Notes for 101.5% of face value or $5.4 million.  The notes were purchased with cash on the open market.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Boyds is a leading designer, importer and distributor of branded, high-quality, hand crafted collectibles and other specialty giftware products.  Boyds sells its products through an extensive network of approximately

14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. This network of retailers is being serviced by a newly created outside sales force. In September 2002, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. This retail store will be used to generate income and expand the brand awareness and image of Boyds.

Boyds’ sales consist of plush animals, resin figurines, dolls, villages, home décor and other products. Other products include collectors club sales, which are generated from annual dues collected directly from consumers who become members of Boyds’ collectors club, The Loyal Order of Friends of Boyds, which began in July 1996 and currently has approximately 49,000 paying members; international sales; sales from Boyds Bear CountryTM ; and related accessories.

Boyds licenses its product designs to other companies for products including home textiles, infant clothing and wallpaper. Boyds believes such licensing, in addition to providing royalty income, helps to increase consumer awareness of Boyds’ designs and brand image. Boyds reports royalty income in net sales.

Boyds exhibits its products at many national and regional tradeshows where orders are taken by Boyds’ employees. Boyds operates almost exclusively out of a leased office/distribution facility and owned retail store in the general vicinity of Gettysburg, Pennsylvania.

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

•                  Under the requirements of Statement of Financial Accounting Standards (SFAS) Nos.142 and 144, Boyds assessed the potential impairment of identifiable intangibles, long-lived assets and acquired goodwill whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  In performing this evaluation, the Company evaluated current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions. As of January 1, 2003 based on Boyds evaluation there was no impairment of goodwill, identifiable intangibles or long-lived assets.

•                  Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes.  The recovery of deferred income tax assets is contingent upon applicable tax laws and future taxable income. Situations in which management believes the probability of recovering deferred tax assets is less likely than not, a valuation allowance is established for the amount that is less likely than not to be realized.

FACTORS WHICH AFFECT BOYDS’ RESULTS OF OPERATIONS

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

Foreign Exchange

The dollar value of Boyds’ assets located abroad is not significant. Boyds’ sales are primarily denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

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

Boyds has a growing sales operation based in Europe, but at this time Boyds does not expect any significant impact due to fluctuations in the Euro or the British Pound.

RESULTS OF OPERATIONS

Net sales consist of sales of our products, net of sales discounts, product returns and allowances, collectors club sales generated from Boyds’ collectors club and royalty income from licenses held by Boyds.  Sales are primarily made on a purchase order basis.  Revenue associated with sales is recognized when title transfers to the customer, or upon completion of a retail transaction.

Cost of goods sold consists of product costs, freight and warehousing costs. Selling, general and administrative expenses include overhead, selling and marketing costs, administration and professional fees.

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2002	2003

Net sales	100.0%	100.0%
Gross profit	65.1%	63.7%
Selling, general and administrative expenses	13.0%	23.5%
Income from operations	52.1%	40.2%
Interest expense	4.7%	4.3%
Provision for income taxes	19.5%	13.2%
Net income	27.9%	22.7%

Three Months Ended March 31, 2003  vs. Three Months Ended March 31, 2002

Net Sales – Net sales declined $5.4 million, or 13.3%, to $35.1 million in the first quarter of 2003 from $40.5 million for the first quarter of 2002.  Sales of Boyds’ plush products decreased $2.3 million, or 9.8%, resin product sales declined $2.4 million, or 19.7%, other product sales declined $0.7 million, or 14.5%.  As a percentage of net sales for the quarter, plush products represented 61%, resin products represented 27%, and other products represented 12%.

The first quarter of 2003 was negatively impacted by the weak economy and the continuing struggles of the gift retail channel.  The shortfalls were partially offset by our new direct sales force and Boyds Bear CountryTM.

Gross Profit – Gross profit declined $3.9 million, or 14.8%, to $22.4 million in the first quarter of 2003 from $26.3 million for the first quarter of 2002.  Gross profit as a percentage of net sales decreased to 63.7% for the quarter from 65.1% for the same period in 2002.  The dollar and percentage decline was primarily attributable to the decline in sales volume.

Selling, General & Administrative Expenses (SG&A) – SG&A increased $3.0 million, or 56.6%,to $8.3 million in the first quarter of 2003 from $5.3 million for the first quarter of 2002.  SG&A as a percent of net sales increased to 23.5% for the quarter from 13.0% for the same period in 2002.  The dollar increase in

SG&A expenses was a result of implementing a new sales force and the operational costs of Boyds Bear Country™.  The percentage increase can be attributed to the sales decline and the additional costs from the direct sales force and Boyds Bear CountryTM.

Income from Operations – Income from operations declined $7.0 million, or 33.2%, to $14.1 million in the first quarter of 2003 from $21.1 million for the first quarter of 2002.  Income from operations as a percentage of net sales declined to 40.2% for the quarter from 52.1% for the same period in 2002.  The dollar decline and the decline in the percentage of net sales were primarily attributable to the decline in sales volume and the additional costs from the direct sales force and Boyds Bear CountryTM.

Total Interest Expense – Total interest expense declined $0.4 million, or 21.1% to $1.5 million in the first quarter of 2003 from $1.9 million for the first quarter of 2002.  Total interest expense as a percentage of net sales declined to 4.4% for the quarter from 4.7% for the same period in 2002.  The dollar decline and the decline in the percentage of net sales were due to the reduction of debt from excess cash and a decline in interest rates.

Provision for Income Taxes – Provision for income taxes declined $3.3 million, or 41.8%, to $4.6 million in the first quarter of 2003 from $7.9 million for the first quarter of 2002.   Provision for income taxes as a percentage of net sales decreased to 13.2% for the quarter from 19.5% for the same period in 2002. The provision was positively impacted in the first quarter of 2003 by a settlement notice from the State of  Pennsylvania regarding a franchise tax benefit of approximately $0.9 million relating to the tax year 2000.

Net Income – Net income declined $3.3 million, or 29.2%, to $8.0 million in the first quarter of 2003 from $11.3 million for the first quarter of 2002.  Net income as a percent of sales decreased to 22.7% for the quarter from 27.9% for the same period in 2002.  The dollar and percentage declines can be attributed to the lower sales volumes and the operating costs for the direct sales force and Boyds Bear CountryTM.

Liquidity and Capital Resources

Boyds’ primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds’ primary uses of cash are to fund working capital and to service debt. Cash balances increased to $11.2 million in the first three months of 2003 from $5.9 million at December 31, 2002.  The increase was a result of the cash flows generated from wholesale operations and Boyds Bear CountryTM.

Operating Activities

Cash provided by operating activities decreased $6.3 million, or 34.8%, to $11.8 million in the first three months of 2003 from $18.1 million for the first three months of 2002. The cash flow decrease was primarily attributable to the decrease in net income.

Investing Activities

Capital and investment expenditures totaled $0.5 million in the first three months of 2003 as compared to $2.0 million in the first three months of 2002. This decrease is attributable to construction costs associated with Boyds Bear CountryTM incurred during 2002.  The construction was completed during the fourth quarter of 2002.

Financing Activities

In connection with the recapitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings up to $40.0 million. As of March 31, 2003, Boyds has repaid $118.3 million of the notes, leaving a balance outstanding of $46.7 million.  Boyds has repaid $274.0 million of the term loans under the credit agreement, leaving a balance outstanding of $51.0 million as of March 31, 2003. Boyds has reduced its total debt by $31.0 million in the past twelve months.

The revolving credit facility provides loans in an aggregate amount up to $40.0 million.  Boyds did not have borrowings outstanding under the revolving credit facility as of March 31, 2003.  Thus, the unused balance under the revolving credit facility will be available to fund the working capital needs of Boyds.  Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds’ option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the tranche A term loan is amortizing over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds’ ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow, as defined in the credit agreement.

On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of the Company’s common stock. As of March 31, 2003, Boyds had repurchased 132,480 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $1.0 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of March 31, 2003, Boyds had repurchased $52.3 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement is effective for fiscal years beginning after May 15, 2002.  SFAS 145 requires, among other things, eliminating the extraordinary item treatment of debt extinguishments used as part of the Boyds’ debt management strategy. Boyds adopted this statement as of January 1, 2003 and the adoption did not have an impact on the financial statements.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  Adoption of this statement was effective as of January 1, 2003.  The adoption of this pronouncement did not have an impact on the financial position, results of operations or cash flow of Boyds.

RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co. L.P. (“KKR”) represents a 59% shareholder of Boyds. Boyds paid to KKR approximately $0.1 million for management fees, recruitment fees and related expenses for each of the first quarters ended March 31, 2002, and 2003.

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $97.7 million at March 31, 2003. Of this amount, $51.0 million under the Credit Agreement is subject to interest rate fluctuations. A hypothetical 1% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

Boyds faces currency risk exposure that arises from translating the results of its European operations which are denominated in the local currency of the Euro and the British Pound to the U.S. dollar. The currency risk exposure is not material as the operations of the European subsidiary do not have a material impact on the Company’s earnings.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position, results of operations, and cash flows of Boyds.

Item 2. Changes in Securities and Use of Proceeds—None

Item 3. Defaults Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits – See Index to Exhibits

(b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	The Boyds Collection, Ltd.

	By:	/s/ Jean-Andre Rougeot
	Name:	Jean-Andre Rougeot
	Title:	Chief Executive Officer

	By:	/s/ Joseph E. Macharsky
	Name:	Joseph E. Macharsky
	Title:	Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jean-Andre Rougeot, Chief Executive Officer of The Boyds Collection, Ltd. (the “Company”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of The Boyds Collection, Ltd.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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
Date: May 14, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph Macharsky, Chief Financial Officer of The Boyds Collection, Ltd. (the “Company”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of The Boyds Collection, Ltd.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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
Date: May 14, 2003

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

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*    Filed herewith