Form 10-Q
period 2003-06-30
BOYDS COLLECTION LTD
filed 2003-08-14
CIK 1074530

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share	59,111,452
(Class)	(Outstanding as of August 5, 2003)

THE BOYDS COLLECTION, LTD.

PART I.
FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 (Audited) and June 30, 2003 (Unaudited)

	December 31, 2002	June 30, 2003
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,875	$8,211
Accounts receivable, less allowances of $2,992 at Dec 31, 2002, and $2,495 at June 30, 2003	10,489	12,599
Inventory - primarily finished goods, less allowance for obsolete inventory of $5,240 at Dec 31, 2002, and $3,935 at June 30, 2003	9,224	12,329
Inventory in transit	3,166	1,092
Other current assets	1,026	971
Income taxes receivable	3,216	4,448
Deferred income taxes	21,047	21,047
Total current assets	54,043	60,697

PROPERTY AND EQUIPMENT - NET (Note 4)	18,666	18,335

OTHER ASSETS:
Deferred debt issuance costs	1,693	1,341
Deferred tax asset	162,262	153,399
Other assets	2,689	2,709
Total other assets	166,644	157,449

TOTAL ASSETS	$239,353	$236,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,569	$1,214
Accrued expenses	4,340	4,157
Interest payable	829	739
Current portion of long-term debt (Note 5)	6,000	23,000
Total current liabilities	13,738	29,110

LONG-TERM DEBT (Note 5)	97,689	69,392

COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)

OTHER LIABILITIES	126	34

STOCKHOLDERS’ EQUITY:
Common stock (61,838 shares issued at Dec 31, 2002, and June 30, 2003, respectively) and paid-in capital in excess of par	(41,221)	(41,221)
Other comprehensive income:
Accumulated other comprehensive loss	(50)	(58)
Retained earnings	196,010	206,163
Less: Treasury shares at cost (2,727 at Dec 31, 2002, and June 30, 2003, respectively)	(26,939)	(26,939)
Total stockholders’ equity	127,800	137,945

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,353	$236,481

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months and the Six Months  Ended  June 30, 2002 and 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(in thousands, except per share amounts)

NET SALES	$24,343	$24,465	$64,822	$59,567
COST OF GOODS SOLD	9,158	8,621	23,287	21,370
GROSS PROFIT	15,185	15,844	41,535	38,197
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,101	10,409	11,358	18,658
INCOME FROM OPERATIONS	9,084	5,435	30,177	19,539
OTHER INCOME/(EXPENSE)	73	(68)	51	(27)
INTEREST EXPENSE:
Interest expense	1,589	1,249	3,344	2,660
Amortization of deferred debt issuance costs	124	234	262	352
TOTAL INTEREST EXPENSE	1,713	1,483	3,606	3,012

INCOME BEFORE PROVISION FOR INCOME TAXES	7,444	3,884	26,622	16,500
PROVISION FOR INCOME TAXES (Note 7)	3,304	1,706	11,188	6,347

NET INCOME	$4,140	$2,178	$15,434	$10,153

EARNINGS PER SHARE:
Basic and Dilutive Earnings Per Share - Net Income	$0.07	$0.04	$0.26	$0.17

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2003

(Unaudited)

	Common Stock		Common Stock and Paid-in Capital in Excess of Par	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity
	Shares Issued And Outstanding	Treasury Stock
	(in thousands)

BALANCE, JANUARY 1, 2003	61,838	2,727	$(41,221)	$(26,939)	$(50)	$196,010		$127,800
Other comprehensive income:
Foreign currency translation	—	—	—	—	(8)	—	$(8)	(8)
Net income	—	—	—	—	.	10,153	10,153	10,153
Comprehensive income	—	—	—	—	(8)	—	$10,145	—

BALANCE, June 30, 2003	61,838	2,727	$(41,221)	(26,939)	$(58)	$206,163		$137,945

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2002 and 2003

(Unaudited)

	Six Months Ended June 30,
	2002	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,434	$10,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	828	1,096
Amortization and write off of deferred debt issuance costs	263	352
Deferred taxes	8,864	8,863
Asset impairment charge	254	—
Changes in assets and liabilities:
Accounts receivable - net	(138)	(2,110)
Inventory - net	(952)	(3,105)
Inventory in transit	1,166	2,074
Other current assets	(244)	55
Other assets	(16)	(20)
Accounts payable	(1,187)	(1,355)
Accrued taxes/Income taxes receivable	3,558	(1,232)
Accrued expenses	(875)	(183)
Interest payable	(113)	(90)
Other liabilities	(17)	(92)
Net cash provided by operating activities	26,825	14,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Loss on sale of equipment	—	(2)
Purchase of property and equipment	(6,335)	(763)
Net cash used in investing activities	(6,335)	(765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(20,500)	(11,297)
Repurchase of common stock	3	—
Net cash used in financing activities	(20,497)	(11,297)

Effect of exchange rate changes on cash	(4)	(8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(11)	2,336
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	815	5,875
CASH AND CASH EQUIVALENTS, END OF PERIOD	$804	$8,211
CASH PAID DURING THE PERIOD FOR INTEREST	$3,457	$2,749
CASH PAID(RECEIVED) DURING THE PERIOD FOR INCOME TAXES	$(1,233)	$(1,284)

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

The condensed consolidated balance sheet, as of June 30, 2003, the condensed consolidated statements of income for the six and three months ended June 30, 2002 and 2003, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2003 are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes included in Boyds’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.”  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of this statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results.  The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into these condensed consolidated financial statements and accompanying notes (see Note 6).

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In general, this statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments that embody obligations for the issuer that are required to be classified as liabilities.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions of the statement are not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

2.             FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 2002 and at June 30, 2003, Boyds had letters of credit outstanding under its bank credit agreement amounting to $5.1 million and $4.8 million, respectively.  These letters of credit represent Boyds’ commitment to purchase inventory, which is to be produced and/or shipped.

3.             RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co. L.P. (“KKR”) represents a 59% shareholder of Boyds. For the second quarter and six months ended June 30, 2002 and June 30, 2003, Boyds paid to KKR approximately $0.1 million and $0.2 million for management fees and related expenses.

4.             PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2002 and June 30, 2003 were, as follows:

	December 31, 2002	June 30, 2003

Land and building	$15,232	$15,632
Equipment	4,136	4,500
Software development costs	2,372	2,372
Leasehold improvements	1,924	1,924
Furniture and fixtures	395	399
Total	24,059	24,827
Less: accumulated depreciation and amortization	(5,393)	(6,492)
Total	$18,666	$18,335

5.             LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31, 2002	June 30, 2003

9% Senior Subordinated Notes due May 15, 2008	$46,689	$41,392

Credit Agreement:
Secured Tranche A Term Loans due April 2005. Interest based on LIBOR or base rate as defined	57,000	51,000
Secured revolving loan due April 2005. Interest based on LIBOR or base rate as defined	—	—

Sub-Total	103,689	92,392

Less: Current portion of long-term debt	(6,000)	(23,000)
	$97,689	$69,392

The Senior Subordinated Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003 at 104.5% of face value. Each year thereafter, the rate decreases by 1.5%. Interest on the Notes is payable semi-annually on May 15 and November 15.

At June 30, 2002 and 2003, the weighted average interest rates in effect for the Tranche A Term Loan were 2.543% and 1.853%, respectively.  In addition, the Tranche A Term Loan has predetermined annual payments through April 2005.

The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of June 30, 2003. The agreement also provides that the Term Loan and revolving loan commitment be secured by the capital stock of Boyds’ current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow as defined in the Credit Agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

The scheduled maturities of the long-term debt, including current portion, are as follows:

2003	$—
2004	23,000
2005	28,000
2006	—
2007	—
Thereafter	41,392
$92,392

6.             STOCK BASED COMPENSATION

At June 30, 2003, Boyds has various stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if Boyds had applied the fair value recognition method of accounting provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended June 30		Six Months Ended June 30
	2002	2003	2002	2003

Net income, as reported	$4,140	$2,178	$15,434	$10,165

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	431	588	431	588

Pro forma net income	$3,709	$1,590	$15,003	$9,577

Earnings per share:
Basic—as reported	$0.07	$0.04	$0.26	$0.17
Basic—pro forma	$0.06	$0.03	$0.25	$0.16

Diluted—as reported	$0.07	$0.04	$0.26	$0.17
Diluted—pro forma	$0.06	$0.03	$0.25	$0.16

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

Boyds’ effective tax rate, excluding the impact of franchise taxes, has increased to 40.6% in 2003 from 38.8% in 2002.  The increase in the percentage was a result ofBoyds restructuring the tax treatment of international operations during 2003.

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

9.             EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(in thousands)		(in thousands)

Numerator for basic and diluted earnings per share:
Net income	$4,140	$2,178	$15,434	$10,153
Denominator:
Denominator for basic earnings per share - weighted average shares	59,065	59,111	59,063	59,111
Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	145	33	122	55
Denominator for diluted earnings per share - weighted average shares	59,210	59,144	59,185	59,166

EPS - Basic	$0.07	$0.04	$0.26	$0.17

EPS - Diluted	$0.07	$0.04	$0.26	$0.17

10.          SUBSEQUENT EVENT

On July 25, 2003, Boyds purchased and retired $7.0 million of its 9% Senior Subordinated Notes for 104.5% of face value or $7.3 million by exercising the redemption feature in accordance with the agreement.  The Company used cash from operations to retire the notes.

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

Boyds’ sales consist of plush animals, resin figurines, and other products. Other products include dolls, villages, home décor, collectors club sales, which are generated from annual dues collected directly from consumers who become members of Boyds’ collectors club, The Loyal Order of Friends of Boyds, which began in July 1996 and currently has approximately 30,000 paying members, and related accessories.

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

FACTORS WHICH AFFECT BOYDS’ RESULTS OF OPERATIONS

Seasonality

Boyds receives orders throughout the year and generally ships merchandise out on a first-in, first-out basis. In anticipation of the holiday season, 60% of orders are placed between May and October. The remaining 40% of orders are placed between November and April. Boyds does not build a large receivables balance relative to sales because it typically does not offer its customers long payment terms or dating programs. Boyds does not have the significant seasonal variation in its orders that it believes is experienced by many other giftware and collectibles companies.

Foreign Exchange

The dollar value of Boyds’ assets located abroad is not significant. Boyds’ sales are primarily denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

Boyds generally pays for its products in United States dollars. However, Boyds’ cost of such products fluctuates with the value of the Chinese renminbi because Boyds imports most of its products from manufacturers in China. Boyds’ costs could be adversely affected on a short-term basis if the Chinese renminbi appreciates significantly relative to the United States dollar. Conversely, its costs would be favorably affected on a short-term basis if the Chinese renminbi depreciates significantly relative to the United States dollar. While Boyds does not now do so, in the future, Boyds may, from time to time, enter into foreign exchange contracts or prepay inventory purchases as a partial hedge against currency fluctuations. Differences between the amounts of such contracts and costs of specific material purchases are included in inventory and cost of sales. Boyds intends to manage foreign exchange risks to the extent appropriate.

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

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	62.4%	64.8%	64.1%	64.1%
Selling, general and administrative expenses	25.1%	42.5%	17.5%	31.3%
Income from operations	37.3%	22.2%	46.6%	32.8%
Interest expense	7.0%	6.1%	5.6%	5.1%
Provision for income taxes	13.6%	7.0%	17.2%	10.7%
Net income	17.0%	8.9%	23.8%	17.0%

Three Months Ended June 30, 2003  vs. Three Months Ended June 30, 2002

Net Sales – Net sales increased $0.2 million, or 0.8%, to $24.5 million in the second quarter of 2003 from $24.3 million for the second quarter of 2002.  Sales of Boyds’ plush products decreased $2.8 million, or 18.4%, resin product sales increased $2.5 million, or 43.8%, other product sales increased $0.4 million, or

11.4%.  As a percentage of net sales for the quarter, plush products represented 50%, resin products represented 34%, and other products represented 16%.   The second quarter of 2003 was positively impacted by several of our new resin giftable lines as well as the traffic at Boyds Bear Country™ , our retail store in Gettysburg, Pennsylvania, but was negatively impacted by the weak economy.

Gross Profit – Gross profit increased $0.7 million, or 4.6%, to $15.9 million in the second quarter of 2003 from $15.2 million for the second quarter of 2002.  Gross profit as a percentage of net sales increased to 64.8% for the quarter from 62.4% for the same period in 2002.  The dollar increase can be attributed to the increase in sales and the percentage increase was a result of higher product margins at Boyds Bear Country™.

Selling, General & Administrative Expenses (SG&A) – SG&A increased $4.3 million, or 70.5%, to $10.4 million in the second quarter of 2003 from $6.1 million for the second quarter of 2002.  SG&A as a percent of net sales increased to 42.6% for the quarter from 25.1% for the same period in 2002.  The dollar and percentage increases in SG&A expenses was a result of the new direct sales force and the operational costs of Boyds Bear Country™.

Income from Operations – Income from operations declined $3.7 million, or 40.7%, to $5.4 million in the second quarter of 2003 from $9.1 million for the second quarter of 2002.  Income from operations as a percentage of net sales declined to 22.2% for the quarter from 37.3% for the same period in 2002.  The dollar decline and the decline in the percentage of net sales were primarily attributable to the additional costs from the direct sales force.

Total Interest Expense – Total interest expense declined $0.2 million, or 11.8% to $1.5 million in the second quarter of 2003 from $1.7 million for the second quarter of 2002.  Total interest expense as a percentage of net sales declined to 6.1% for the quarter from 7.0% for the same period in 2002.  The dollar decline and the decline in the percentage of net sales were due to the reduction of debt from excess cash and a decline in interest rates.

Provision for Income Taxes – Provision for income taxes declined $1.6 million, or 48.5%, to $1.7 million in the second quarter of 2003 from $3.3 million for the second quarter of 2002.   Provision for income taxes as a percentage of net sales decreased to 7.0% for the quarter from 13.6% for the same period in 2002. The dollar decline and the decline in the percentage of net sales were due to the decrease in taxable income.

Net Income – Net income declined $1.9 million, or 46.3%, to $2.2 million in the second quarter of 2003 from $4.1 million for the second quarter of 2002.  Net income as a percent of sales decreased to 8.9% for the quarter from 17.0% for the same period in 2002.  The dollar decline and the decline in the percentage of net sales were due to the increased costs associated with the direct sales force.

Six Months Ended June 30, 2003  vs. Six Months Ended June 30, 2002

Net Sales – Net sales decreased $5.3 million, or 8.1%, to $59.6 million in the first six months of 2003 from $64.8 million for the first six months of 2002.  Sales of Boyds’ plush products decreased $4.9 million, or 12.7%, resin product sales increased $0.3 million, or 1.6%, other product sales declined $0.6 million, or 7.2%.  As a percentage of net sales for the first six months, plush products represented 57%, resin products represented 30%, and other products represented 13%.  The first six months of 2003 were negatively impacted by the weak economy and the continuing struggles of the gift retail channel.  The shortfalls were partially offset by our new direct sales force, Boyds Bear Country™ and our new giftable resin products.

Gross Profit – Gross profit decreased $3.3 million, or 8.0%, to $38.2 million in the first six months of 2003 from $41.5 million for the first six months of 2002.  Gross profit as a percentage of net sales remained flat at 64.1% for the first six months of 2003 and 2002.  The dollar decline was primarily attributable to the decline in sales volume.

Selling, General & Administrative Expenses (SG&A) – SG&A increased $7.3 million, or 64.0%, to $18.7 million in the first six months of 2003 from $11.4 million for the first six months of 2002.  SG&A as a percent of net sales increased to 31.3% for the first six months from 17.5% for the same period in 2002.  The dollar increase in SG&A expenses was a result of the new sales force and the operational costs of Boyds Bear Country™.  The percentage increase can be attributed to the sales decline and the additional costs from the direct sales force and Boyds Bear Country™.

Income from Operations – Income from operations declined $10.6 million, or 35.1%, to $19.6 million in the first six months of 2003 from $30.2 million for the first six months of 2002.  Income from operations as a percentage of net sales declined to 32.8% for the first six months from 46.6% for the same period in 2002.  The dollar decline and the decline in the percentage of net sales were primarily attributable to the decline in sales volume and the additional costs associated with the direct sales force.

Total Interest Expense – Total interest expense declined $0.6 million, or 16.7% to $3.0 million in the first six months of 2003 from $3.6 million for the first six months of 2002.  Total interest expense as a percentage of net sales declined to 5.1% for the first six months from 5.6% for the same period in 2002.  The dollar decline and the decline in the percentage of net sales were due to the reduction of debt from excess cash and a decline in interest rates.

Provision for Income Taxes – Provision for income taxes declined $4.9 million, or 43.8%, to $6.3 million in the first six months of 2003 from $11.2 million for the first six months of 2002.   Provision for income taxes as a percentage of net sales decreased to 10.7% for the first six months from 17.3% for the same period in 2002. The provision was positively impacted in the first quarter of 2003 by a settlement notice from the State of Pennsylvania regarding a franchise tax benefit of approximately $0.9 million relating to the tax year 2000.

Net Income – Net income declined $5.2 million, or 33.8%, to $10.2 million in the first six months of 2003 from $15.4 million for the first six months of 2002.  Net income as a percent of sales decreased to 17.1% for the first six months from 23.8% for the same period in 2002.  The dollar and percentage declines can be attributed to the lower sales volumes and the operating costs for the direct sales force.

Liquidity and Capital Resources

Boyds’ primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds’ primary uses of cash are to fund working capital requirements and to service debt. Cash balances increased to $8.2 million in the first six months of 2003 from $5.9 million at December 31, 2002.  The increase in cash was largely a result of the cash flows generated by operations offset by debt repayments.

Operating Activities

Cash provided by operating activities decreased $12.4 million, or 46.3%, to $14.4 million in the first six months of 2003 from $26.8 million for the first six months of 2002. The cash flow decrease was primarily attributable to the decrease in sales and the new costs of the direct sales force.

Investing Activities

 Capital and investment expenditures totaled $0.8 million in the first six months of 2003 as compared to $6.3 million in the first six months of 2002. This decrease is attributable to construction costs associated with Boyds Bear Country™ incurred during 2002. The construction was completed during the fourth quarter of 2002.

Financing Activities

In connection with the recapitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings up to $40.0 million. As of June 30, 2003, Boyds has repaid $123.6 million of the notes, leaving a balance outstanding of $41.4 million. Boyds has repaid $274.0 million of the term loans under the credit agreement, leaving a balance outstanding of $51.0 million as of June 30, 2003. Boyds has reduced its total debt by $27.3 million in the past twelve months.

On July 25, 2003, Boyds purchased and retired $7.0 million of its 9% Senior Subordinated Notes for 104.5% of face value or $7.3 million by exercising the redemption feature in accordance with the agreement. The company used cash from operations to retire the notes.

The revolving credit facility provides loans in an aggregate amount of up to $40.0 million.  Boyds had no borrowings outstanding under the revolving credit facility as of June 30, 2003.  Thus, the unused balance under the revolving credit facility will be available to fund the working capital needs of Boyds.  Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds’ option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the tranche A term loan is being amortized over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds’ ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow, as defined in the credit agreement.

On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of the Company’s common stock. As of June 30, 2003, Boyds had repurchased 132,480 shares of common stock pursuant to the Stock Repurchase Program for an aggregate amount of approximately $1.0 million. These repurchases were financed out of operating cash flow. Any future repurchases under the Stock Repurchase Program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of June 30, 2003, Boyds had repurchased $57.6 million of its notes pursuant to the Bond Repurchase Program. These repurchases were financed out of operating cash flow. Any future repurchases under the Bond Repurchase Program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

Management believes that cash flow from operations and availability under the revolving credit facility will provide adequate funds for Boyds’ foreseeable working capital needs, planned capital expenditures, debt service obligations, the Stock Repurchase Program and the Bond Repurchase Program. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Boyds on acceptable terms, or at all. Boyds’ ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Boyds’ control.

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

Changing consumer tastes.  The demand for Boyds’ products may be quickly affected by changing consumer tastes and interests. Boyds’ results of operations depend substantially upon its ability to continue to conceive, design, source and market new pieces and upon continuing market acceptance of its existing and future product lines. If Boyds fails or is significantly delayed in introducing new pieces to its existing product lines or creating new product line concepts or if its new products do not meet with market acceptance, its results of operations may be impaired. A number of companies who participate in the giftware and collectibles industries are part of large, diversified companies that have greater financial resources than Boyds, offer a wider range of products and may be less affected by changing consumer tastes.

Potential infringement of Boyds’  intellectual property.  Boyds believes that its trademarks and other proprietary rights are material to its success and competitive position. Accordingly, Boyds devotes resources to the establishment and protection of its intellectual property on a worldwide basis. The actions Boyds takes to establish and protect its trademarks and other proprietary rights may not be adequate to protect its intellectual property or to prevent imitation of its products by others. Moreover, while Boyds has not experienced any proprietary license infringements or legal actions that have had a material impact on its financial condition or results of operations, other persons have, and will likely in the future, assert rights in, or ownership of, its trademarks and other proprietary rights. Boyds may not be able to successfully resolve such conflicts. In addition, the laws of foreign countries may not always protect intellectual property to the same extent as do the laws of the United States.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.”  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of this statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.”  This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results.  The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into these condensed consolidated financial statements and accompanying notes (see Note 6).

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In general, this statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments that embody obligations for the issuer that are required to be classified as liabilities.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions of the statement are not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co. L.P. (“KKR”) represents a 59% shareholder of Boyds. For the second quarter and six months ended June 30, 2002 and June 30, 2003, Boyds paid to KKR approximately $0.1 million and $0.2 million for management fees and related expenses.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $92.4 million at June 30, 2003. Of this amount, $51.0 million under the Credit Agreement is subject to interest rate fluctuations. A hypothetical 1% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

Boyds faces currency risk exposure that arises from translating the results of its European operations which are denominated in the local currency of the Euro and the British Pound to the U.S. dollar. The currency risk exposure is not material as the operations of the European subsidiary do not have a material impact on the Company’s earnings.

Boyds also faces foreign exchange risks that arise from paying in United States Dollars for products that are manufactured in China. While it does not do so now, in the future Boyds may, from time to time, enter into foreign exchange contracts or prepay inventory purchases as a partial hedge against currency fluctuations. Differences between the amounts of such contracts and costs of specific material purchases are included in inventory and costs of sales. Boyds intends to manage foreign exchange risks to the extent appropriate.

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

Date:	August 14, 2003	The Boyds Collection, Ltd.

		By:	/s/ Jean-Andre Rougeot
		Name:	Jean-Andre Rougeot
		Title:	Chief Executive Officer

		By:	/s/ Joseph E. Macharsky
		Name:	Joseph E. Macharsky
		Title:	Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

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

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*    Filed herewith