Form 10-Q
period 2003-09-30
BOYDS COLLECTION LTD
filed 2003-11-14
CIK 1074530

United States Securities and Exchange Commission

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share	58,899,202
(Class)	(Outstanding as of November 5, 2003)

THE BOYDS COLLECTION, LTD.

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 (Unaudited) and September 30, 2003 (Unaudited)

	December 31, 2002	September 30, 2003
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,875	$7,843
Accounts receivable, less allowances of $2,992 at December 31, 2002, and $2,364 at September 30, 2003	10,489	14,919
Inventory - primarily finished goods, less allowance for obsolete inventory of $5,240 at December 31, 2002, and $3,532 at September 30, 2003	9,224	11,082
Inventory in transit	3,166	1,044
Other current assets	1,026	1,067
Income taxes receivable	3,216	6,058
Deferred income taxes	21,047	21,047
Total current assets	54,043	63,060

PROPERTY AND EQUIPMENT - NET (Note 4)	18,666	18,143

OTHER ASSETS:
Deferred debt issuance costs	1,693	1,077
Deferred tax asset	162,262	148,145
Other assets	2,689	2,729
Total other assets	166,644	151,951

TOTAL ASSETS	$239,353	$233,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,569	$1,606
Accrued expenses	4,340	5,220
Interest payable	829	1,424
Current portion of long-term debt (Note 5)	6,000	23,000
Total current liabilities	13,738	31,250

LONG-TERM DEBT (Note 5)	97,689	62,392

COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)

OTHER LIABILITIES	126	34

STOCKHOLDERS’ EQUITY:
Common stock (61,838 shares issued at December 31, 2002, and September 30, 2003, respectively) and paid-in capital in excess of par	(41,221)	(41,221)
Other comprehensive income:
Accumulated other comprehensive loss	(50)	(94)
Retained earnings	196,010	208,683
Less: Treasury shares at cost (2,727 at December 31, 2002, and 2,939 at September 30, 2003, respectively)	(26,939)	(27,890)
Total stockholders’ equity	127,800	139,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,353	$233,154

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months and the Nine Months Ended September 30, 2002 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(in thousands, except per share amounts)

NET SALES	$38,092	$31,511	$102,914	$91,078
COST OF GOODS SOLD	13,801	13,210	37,088	34,582
GROSS PROFIT	24,291	18,301	65,826	56,496
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,353	11,277	18,711	29,935
INCOME FROM OPERATIONS	16,938	7,024	47,115	26,561
OTHER INCOME/(EXPENSE)	10	(235)	62	(262)
INTEREST EXPENSE:
Interest expense	1,634	1,114	4,978	3,774
Amortization of deferred debt issuance costs	126	264	388	616
TOTAL INTEREST EXPENSE	1,760	1,378	5,366	4,390

INCOME BEFORE PROVISION FOR INCOME TAXES	15,188	5,411	41,811	21,909
PROVISION FOR INCOME TAXES (Note 8)	3,576	2,888	14,765	9,236
NET INCOME	$11,612	$2,523	$27,046	$12,673

EARNINGS PER SHARE:
Basic and Dilutive Earnings Per Share - Net Income	$0.20	$0.04	$0.46	$0.21

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2003

(Unaudited)

	Common Stock		Common Stock and Paid-in Capital in Excess of Par		Accumulated Other Comprehensive Income/(Loss)
	Shares Issued And Outstanding	Treasury Stock		Treasury Stock		Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity
	(in thousands)

BALANCE, JANUARY 1, 2003	61,838	2,727	$(41,221)	$(26,939)	$(50)	$196,010		$127,800
Repurchase of Common Stock		212		$(951)				$(951)
Other comprehensive income:
Foreign currency translation	—	—	—	—	(46)	—	$(46)	(46)
Issuance of Common Stock	—	—	—	—	2		2	2
Net income	—	—	—	—	—	12,673	12,673	12,673
Comprehensive income	—	—	—	—	(44)	—	$12,629	—

BALANCE, September 30, 2003	61,838	2,939	$(41,221)	(27,890)	$(94)	$208,683		$139,478

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2002 and 2003

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,046	$12,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,204	1,586
Amortization and write off of deferred debt issuance costs	388	616
Gain/(Loss) on sale of equipment	3	(2)
Deferred taxes	10,698	14,117
Asset impairment charge	254	—
Changes in assets and liabilities:
Accounts receivable - net	(8,710)	(4,430)
Inventory - net	(3,142)	(1,858)
Inventory in transit	(143)	2,122
Other current assets	(58)	(41)
Other assets	(16)	(40)
Accounts payable	327	(963)
Income taxes receivable	5,300	(2,842)
Accrued expenses	(445)	880
Interest payable	954	595
Other liabilities	(18)	(92)
Net cash provided by operating activities	33,642	22,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,240)	(1,061)
Net cash used in investing activities	(11,240)	(1,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(21,000)	(18,297)
Exercise of stock options	25	—
Issuance of Stock	—	2
Repurchase of common stock	3	(951)
Net cash used in financing activities	(20,972)	(19,246)

Effect of exchange rate changes on cash	(11)	(46)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,419	1,968
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	815	5,875
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,234	$7,843
CASH PAID DURING THE PERIOD FOR INTEREST	$4,024	$3,179
CASH RECEIVED DURING THE PERIOD FOR INCOME TAXES	$(1,233)	$(2,042)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1.             INTERIM FINANCIAL STATEMENTS

The Boyds Collection, Ltd. (“Boyds” or the “Company”) operates in two segments which consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business. In September 2002, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. This retail store is being used to generate income and expand the brand awareness and image of Boyds.  Substantially all of the Company’s products are sourced from foreign manufacturers in China through buying agencies.

The condensed consolidated balance sheet, as of September 30, 2003, the condensed consolidated statements of income for the three and nine months ended September 30, 2002 and 2003, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2003 are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes included in Boyds’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement is effective for fiscal years beginning after May 15, 2002.  SFAS 145 requires, among other things, eliminating the extraordinary item treatment of debt extinguishments used as part of the Boyds’ debt management strategy. Boyds adopted this statement as of January 1, 2003 and the adoption did not have an impact on the financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  Adoption of this statement was effective as of January 1, 2003.  The adoption of this pronouncement did not have an impact on the financial position, results of operations or cash flow of Boyds.

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.”  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date.  The interpretation is effective July 1, 2003 to variable interest entities in which the Company has assessed the impact of adopting this Interpretation.  The adoption of this standard did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  This statement amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results.  The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into these condensed consolidated financial statements and accompanying notes (see Note 7).

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In general, this statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003.  The adoption of this statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for the classification and measurement in an issuer’s statement of financial position of certain financial instruments that embody obligations for the issuer that are required to be classified as liabilities.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions of the statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

2.             FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 2002 and at September 30, 2003, Boyds had letters of credit outstanding under its bank credit agreement amounting to $5.1 million and $0.8 million, respectively.  These letters of credit represent Boyds’ commitment to purchase inventory, which is to be produced and/or shipped.

3.             RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co., L.P. (“KKR”) is a 59% shareholder of Boyds. For the third quarter and nine months ended September 30, 2002 and September 30, 2003, Boyds paid to KKR approximately $0.1 million and $0.3 million for management fees and related expenses.

On August 12, 2003, Boyds purchased 212,250 shares of stock from Chris Bell, COO, at the closing price of $4.48 for a total of $950,880. These shares were purchased under the Stock Repurchase Program approved by the Board of Directors on February 17, 2000. The shares were recorded as Treasury Stock.

4.             PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2002 and September 30, 2003 were, as follows:

	December 31, 2002	September 30, 2003

Land and building	$15,232	$15,861
Equipment	4,136	4,571
Software development costs	2,372	2,372
Leasehold improvements	1,924	1,924
Furniture and fixtures	395	398
Total	24,059	25,126
Less: accumulated depreciation and amortization	(5,393)	(6,983)
Total	$18,666	$18,143

5.             LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31, 2002	September 30, 2003

9% Senior Subordinated Notes due May 15, 2008	$46,689	$34,392

Credit Agreement:
Secured Tranche A Term Loans due April 2005. Interest based on LIBOR or base rate as defined	57,000	51,000

Sub-Total	103,689	85,392

Less: Current portion of long-term debt	(6,000)	(23,000)
	$97,689	$62,392

The Senior Subordinated Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003 at 104.5% of face value. Each year thereafter, the rate decreases by 1.5%. Interest on the Notes is payable semi-annually on May 15 and November 15.

At September 30, 2002 and 2003, the weighted average interest rates in effect for the Tranche A Term Loan were 2.4% and 1.8%, respectively.  In addition, the Tranche A Term Loan has predetermined annual payments through April 2005.

The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of September 30, 2003. The Credit Agreement also provides that the Term Loan and Senior secured revolving credit facility be collateralized by the capital stock of Boyds’ current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow as defined in the Credit Agreement.

The scheduled maturities of the long-term debt, including current portion of $23.0 million due in April 2004, are as follows:

2003	$—
2004	23,000
2005	28,000
2006	—
2007	—
Thereafter	34,392
$85,392

6.                                      SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company operates in two segments which consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business.  These segments are evaluated regularly by the Company’s Chief Executive Officer in deciding how to assess performance and allocate resources.  Prior to the retail operations becoming a significant portion of the Company’s performance, the Company had only one reportable segment. As a result, the Company has reclassified the prior year’s single segment information to be consistent with the current period’s presentation.

The Company’s wholesale business designs, imports, and distributes resin figurines and plush animals via a global network of independent retailers and distributors.   The Company’s retail operation sells resin figurines, plush animals and a unique entertainment experience directly to the end consumer at its Gettysburg, Pennsylvania flagship location.

	For the Three Months Ended, September 30
	2002			2003
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$37,127	$965	$38,092	$26,357	$5,154	$31,511
Gross Profit	23,589	702	24,291	14,370	3,931	18,301
SG&A	6,004	1,349	7,353	9,313	1,964	11,277
Income from Operations	17,585	(647)	16,938	5,057	1,967	7,024

	For the Nine Months Ended, September 30
	2002			2003
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$101,949	$965	$102,914	$79,969	$11,109	$91,078
Gross Profit	65,124	702	65,826	47,988	8,508	56,496
SG&A	16,973	1,738	18,711	24,875	5,060	29,935
Income from Operations	48,151	(1,036)	47,115	23,113	3,448	26,561

Total Assets	$238,939	$12,445	$251,384	$220,117	$13,037	$233,154

7.             STOCK BASED COMPENSATION

At September 30, 2003, Boyds has various stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if Boyds had applied the fair value recognition method of accounting provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended September 30		Nine Months Ended September 30
	2002	2003	2002	2003

Net income, as reported	$11,612	$2,523	$27,046	$12,673

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	467	1,271	1,306	2,370

Pro forma net income	$11,145	$1,252	$25,740	$10,303

Earnings per share:
Basic—as reported	$0.20	$0.04	$0.46	$0.21
Basic—pro forma	$0.19	$0.02	$0.44	$0.17

Diluted—as reported	$0.20	$0.04	$0.46	$0.21
Diluted—pro forma	$0.19	$0.02	$0.44	$0.17

8.             PROVISION FOR INCOME TAXES

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

During the third quarter of 2002, a subsidiary of Boyds elected to change its tax status from a corporation to a partnership. At the time the election was made, Boyds was, more likely than not, able to utilize previously fully reserved net operating losses assuming there were no future changes in the applicable tax law.  Also, effective July 1, 2002, Pennsylvania changed its tax law to extend the time to utilize net operating losses from ten to twenty years. The change in tax law also increased the amount of net operating losses that can be utilized in a year from $0.5 million to $2 million. As a result of both the tax law change and the tax status election, Boyds recognized a $2.6 million non-operating tax benefit as a result of the reversal of previous deferred tax asset valuation allowance reserves. During the third quarter of 2003, it was determined that Boyds may not be able to utilize all of the net operating losses. As a result of this and other miscellaneous adjustments, a non-operating tax expense of $0.8 million was recognized.

9.                                      CONTINGENCIES

Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations and cash flows of Boyds.

10.                               EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Numerator for basic and diluted earnings per share:
Net income	$11,612	$2,523	$27,046	$12,673
Denominator:
Denominator for basic earnings per share - weighted average shares	59,066	58,996	59,064	59,073
Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	74	1	108	40
Denominator for diluted earnings per share - weighted average shares	59,140	58,997	59,172	59,113

EPS - Basic	$0.20	$0.04	$0.46	$0.21

EPS - Diluted	$0.20	$0.04	$0.46	$0.21

11.                               SUBSEQUENT EVENT

On October 16, 2003, the Company paid $3.0 million of the Tranche A Term Loan due April 2004. The balance on the required payment is now $20.0 million. The Company used cash from operations to reduce the loan.

On October 16, 2003, the Company finalized and paid $2.7 million for land in the Pigeon Forge, Tennessee area for the next Boyds Bear Country™ retail store. The second retail store is anticipated to open by the end of 2004.

On October 21, 2003, the Company had a change in its Chief Executive Officer position which will result in a fourth quarter charge of approximately $2.0 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company operates in two segments which consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business.  Boyds is a leading designer, importer and distributor of branded, high-quality, hand crafted collectibles and other specialty giftware products.  Boyds sells its products through an extensive network of approximately 14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. This network of retailers is being serviced by a national sales force that was created in 2002. In September 2002, the Boyds Bear Country™ store opened in Gettysburg, Pennsylvania.  The Company has purchased land in Pigeon Forge, Tennessee to begin construction on its second retail location.  This store is expected to open in December of 2004.  In the future, the Company plans to open two stores per year beginning in 2005.

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

SEGMENTS

The Company operates in two segments which consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business.  These segments are evaluated regularly by the Company’s Chief Executive Officer in deciding how to assess performance and allocate resources.   Prior to the retail operations becoming a significant portion of the Company’s performance, the Company had only one reportable segment. As a result, the Company has reclassified the prior year’s single segment information to be consistent with the current period’s presentation.

The Company’s wholesale business designs, imports, and distributes resin figurines and plush animals via a global network of independent retailers and distributors. The Company’s retail operation sells resin figurines, plush animals and a unique entertainment experience directly to the end consumer currently at its Gettysburg, Pennsylvania flagship location.  The Company plans for one store to be added in 2004 and then two additional stores per year beginning in 2005.

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

•                  Under the requirements of Statement of Financial Accounting Standards (SFAS) No.142, “Goodwill and Other Intangible Assets”, and SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Boyds assesses the potential impairment of identifiable intangibles, long-lived assets and acquired goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  In performing this evaluation, the Company evaluates current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions. Based on Boyds’ evaluation as of January 1, 2003, there was no impairment of goodwill, identifiable intangibles or long-lived assets.

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

Boyds generally pays for its products in United States dollars. However, Boyds’ cost of such products fluctuates with the value of the Chinese renminbi because Boyds imports most of its products from manufacturers in China. Boyds’ costs could be adversely affected on a short-term basis if the Chinese renminbi appreciates significantly relative to the United States dollar. Conversely, its costs would be favorably affected on a short-term basis if the Chinese renminbi depreciates significantly relative to the United States dollar. While Boyds does not do so now, in the future, Boyds may, from time to time, enter into foreign exchange contracts or prepay inventory purchases as a partial hedge against currency fluctuations. Differences between the amounts of such contracts and costs of specific material purchases are included in inventory and cost of sales. Boyds intends to manage foreign exchange risks to the extent appropriate.

Boyds has a growing sales operation based in Europe, but at this time Boyds does not expect any significant impact due to fluctuations in the Euro or the British Pound.

RESULTS OF OPERATIONS

Net sales consist of wholesale and retail sales of our products, net of sales discounts, product returns and allowances, collectors club sales generated from Boyds’ collectors club and royalty income from licenses held by Boyds.  Wholesale sales are primarily made on a purchase order basis.  Revenue associated with sales is recognized when title transfers to the customer, or upon completion of a retail transaction.

Cost of goods sold consists of product costs, freight and warehousing costs. Selling, general and administrative expenses include overhead, selling and marketing costs, administration and professional fees.

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	63.8%	58.1%	64.0%	62.0%
Selling, general and administrative expenses	19.3%	35.8%	18.2%	32.9%
Income from operations	44.5%	22.3%	45.8%	29.2%
Other exenses, net	0.0%	0.7%	0.0%	0.4%
Interest expense	4.6%	4.4%	5.2%	4.8%
Provision for income taxes	9.4%	9.2%	14.3%	10.1%
Net income	30.5%	8.0%	26.3%	13.9%

Three Months Ended September 30, 2003  vs. Three Months Ended September 30, 2002

Net sales decreased $6.6 million, or 17%, to $31.5 million in the third quarter of 2003 from $38.1 million for the third quarter of 2002.  Sales of Boyds’ plush products decreased $4.5 million, or 20%, resin product sales decreased $2.4 million, or 21%, and other product sales increased $0.3 million, or 7%.  As a percentage of net sales for the quarter, plush products represented 55%, resin products represented 30%, and other products represented 15%.

Wholesale sales declined $10.8 million in the quarter, or 29%, to $26.3 million in 2003 from $37.1 million in 2002.  Retail sales increased $4.2 million to $5.2 million in 2003 from $1.0 million in 2002.  Wholesale revenues were negatively impacted by the continuing weakness in the channel.  The outlook for this channel is that current sales trends will continue resulting in a decline in sales of approximately 20%.   At this time we are seeing incremental sales increases in several of our more giftable products, but it is not significant enough to offset declines in lines such as our dressed plush and figurines.  Retail sales are not comparable for the quarter, as the Gettysburg store did not open until September 2002.

Gross profit decreased $6.0 million, or 25%, to $18.3 million in the third quarter of 2003 from $24.3 million for the third quarter of 2002.  Gross profit as a percentage of net sales decreased to 58% for the quarter from 64% for the same period in 2002.  The dollar and the percentage decrease can be attributed to the decrease in sales, a decrease in the capitalization of certain costs into inventory, which accounted for $0.8 million of the decrease, and an increase of $1.4 million in the Company’s inventory obsolescence reserve.  Wholesale gross profit decreased by $9.2 million, or 39%, to $14.4 million in 2003 from $23.6 million in 2002.  Retail gross profit increased by $3.2 million, to $3.9 million in 2003 from $0.7 million in 2002.

SG&A expense increased $3.9 million, or 53%, to $11.3 million in the third quarter of 2003 from $7.4 million for the third quarter of 2002.  SG&A as a percent of net sales increased to 36% for the quarter from   19% for the same period in 2002.  The dollar and percentage increases in SG&A expenses were a result of the national sales force and the operational costs of Boyds Bear Country™ - Gettysburg.

Income from operations declined $9.9 million, or 59%, to $7.0 million in the third quarter of 2003 from $16.9 million for the third quarter of 2002.  Income from operations as a percentage of net sales declined to 22% for the quarter from 45% for the same period in 2002.  The dollar decline and the decline in the percentage of net sales were primarily attributable to the decline in sales, an increase in the obsolescence reserve and the operational costs of the national sales force.

Total interest expense declined $0.4 million, or 22% to $1.4 million in the third quarter of 2003 from $1.8 million for the third quarter of 2002.  Total interest expense as a percentage of net sales declined to 4% for the quarter from 5% for the same period in 2002.  The dollar decline and the decline in the percentage of net sales were due to the reduction of debt, primarily the retirement of approximately $7.0 million in bonds, from excess cash and a decline in interest rates.

Provision for income taxes decreased $0.7 million, or 19%, to $2.9 million in the third quarter of 2003 from $3.6 million for the third quarter of 2002.   The provision for income taxes as a percentage of net sales was 9%, which is consistent with the third quarter of 2002. The dollar decline and the decline in the percentage of net sales were due to the decreased sales and the increased operational costs associated with the national sales force, and establishment of the valuation allowance for certain state taxes.  In 2002, the provision was positively impacted in the third quarter by a non-operating tax benefit resulting from the combination of a change to the Pennsylvania tax law and a change to the Company’s tax status.

Net income declined $9.1 million, or 78%, to $2.5 million in the third quarter of 2003 from $11.6 million for the third quarter of 2002.  Net income as a percent of sales decreased to 8% for the quarter from 31% for the same period in 2002.  The dollar decline and the decline in the percentage of net sales were due primarily to the decline in sales, an increase in the obsolescence reserve and the increased costs associated with the national sales force.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Net sales decreased $11.8 million, or 12%, to $91.1 million in the first nine months of 2003 from $102.9 million for the first nine months of 2002.  Sales of Boyds’ plush products decreased $9.4 million, or 16%, resin product sales decreased $2.1 million, or 7%, other product sales declined $0.3 million, or 2%.  As a percentage of net sales for the first nine months, plush represented 56%, resin products represented 30%, and other products represented 14%.

Wholesale sales in the first nine months declined $21.9 million, or 22%, to $80.0 million in 2003 from $101.9 million in 2002.  Retail sales increased $10.1 million to $11.1 million in 2003 from $1.0 million in 2002.  The short term, fourth quarter outlook for wholesale sales is that it is continuing at the same negative trends as the third quarter.  Retail sales are not comparable for the quarter as the Gettysburg store did not open until September 2002.

Gross profit decreased $9.3 million, or 14%, to $56.5 million in the first nine months of 2003 from $65.8 million for the first nine months of 2002.  Gross profit as a percentage of net sales decreased to 62% for the first nine months of 2003 as compared to 64% for 2002.  The dollar decline was primarily attributable to the decline in sales volume and the additional obsolescence charge of $1.4 million in the third quarter.   Wholesale gross profit decreased by $17.1 million, or 26%, to $48.0 million in 2003 from $65.1 million in 2002.  Retail gross profit increased by $7.8 million, to $8.5 million in 2003 from $0.7 million in the first nine months of 2002.

SG&A expenses increased $11.2 million, or 60.0%, to $29.9 million in the first nine months of 2003 from $18.7 million for the first nine months of 2002.  SG&A as a percent of net sales increased to 33% for the first nine months from 18% for the same period in 2002.  The dollar and the percentage increase in SG&A expenses was a result of the operational expenses associated with the national sales force and Boyds Bear Country™ - Gettysburg.  In the fourth quarter the Company will recognize costs associated with the change in the Chief Executive Officer position of approximately $2.0 million.

Income from operations declined $20.5 million, or 44%, to $26.6 million in the first nine months of 2003 from $47.1 million for the first nine months of 2002.  Income from operations as a percentage of net sales declined to 31% for the first nine months from 46% for the same period in 2002.  The dollar decline and the decline in the percentage of net sales were primarily attributable to the decline in sales volume and the operational costs of the national sales force.

Total interest expense declined $1.0 million, or 19%, to $4.4 million in the first nine months of 2003 from $5.4 million for the first nine months of 2002.  Total interest expense as a percentage of net sales was 5%, which is consistent with the first nine months of 2002.  The dollar decline and the decline in the percentage of net sales were due to the approximately $18.3 million reduction of debt from excess cash and a decline in interest rates.

Provision for income taxes decreased $5.6 million, or 38%, to $9.2 million in the first nine months of 2003 from $14.8 million for the first nine months of 2002.   Provision for income taxes as a percentage of net sales decreased to 10% for the first nine months from 14% for the same period in 2002. In 2002, the provision was positively impacted in the third quarter by a non-operating tax benefit resulting from the combination of a change to the Pennsylvania tax law and a change to the Company’s tax status. In 2003, the provision was negatively impacted by the establishment of a valuation allowance for certain state taxes.

Net income declined $14.3 million, or 53%, to $12.7 million in the first nine months of 2003 from $27.0 million for the first nine months of 2002.  Net income as a percentage of sales decreased to 14% for the first nine months from 26% for the same period in 2002.  The dollar and percentage declines can be attributed to the lower sales volumes and the increased operating costs of the national sales force.

Liquidity and Capital Resources

Boyds’ primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds’ primary uses of cash are to fund working capital requirements and to service debt. Cash balances increased to $7.8 million in the first nine months of 2003 from $5.9 million at December 31, 2002.  The increase in cash was largely a result of the cash flows generated by operations offset by debt repayments.

Operating Activities

Cash provided by operating activities decreased $11.3 million, or 34%, to $22.3 million in the first nine months of 2003 from $33.6 million for the first nine months of 2002. The cash flow decrease was primarily attributable to the decrease in sales and the additional costs associated with the national sales force.

Investing Activities

Capital and investment expenditures totaled $1.1 million in the first nine months of 2003 as compared to $11.2 million in the first nine months of 2002. This decrease is attributable to construction costs associated with Boyds Bear Country™ - Gettysburg incurred during 2002. The construction was completed during the fourth quarter of 2002.

On October 16, 2003, the Company finalized and paid $2.7 million for land in the Pigeon Forge, Tennessee area for the next Boyds Bear Country™ retail store. This store will be similar to the Gettysburg store in size and appearance. The balance of the construction will be funded from excess cash flow. Boyds does not expect to incur any additional debt as a result of this construction.

Financing Activities

In connection with the recapitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings up to $40.0 million. As of September 30, 2003, Boyds has repaid $130.6 million of the notes, leaving a balance outstanding of $34.4 million. Boyds has repaid $274.0 million of the term loans under the credit agreement, leaving a balance outstanding of $51.0 million as of September 30, 2003. Boyds has reduced its total debt by $33.8 million in the past twelve months.

On July 25, 2003, Boyds purchased and retired $7.0 million of its 9% Senior Subordinated Notes for 104.5% of face value, or $7.3 million, by exercising the redemption feature in accordance with the agreement. The company used cash from operations to retire the notes.

On October 16, 2003, the Company paid $3.0 million of the Tranche A Term Loan due April 2004. The balance on the required payment is now $20.0 million. The Company used cash from operations to reduce the loan.

The revolving credit facility provides loans in an aggregate amount of up to $40.0 million.  Boyds had no borrowings outstanding under the revolving credit facility as of September 30, 2003.  The revolving credit facility will be available to fund the working capital needs of Boyds.  Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds’ option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the tranche A term loan is being amortized over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds’ ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow, as defined in the credit agreement.

On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of the Company’s common stock. As of September 30, 2003, Boyds had repurchased 344,730 shares of common stock pursuant to the Stock Repurchase Program for an aggregate amount of approximately $2 million. These repurchases were financed out of operating cash flow. Any future repurchases under the Stock Repurchase Program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of September 30, 2003, Boyds had repurchased $64.6 million of its notes pursuant to the Bond Repurchase Program. These repurchases were financed out of operating cash flow. Any future repurchases under the Bond Repurchase Program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

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

Potential economic and political risks of China.  All of Boyds’ significant manufacturers are located in China. Although Boyds has identified alternate manufacturers which could meet its quality and reliability standards at similar costs in China and in other countries, the loss of any one or more of its manufacturers could have a material adverse effect on its business.  Because Boyds relies primarily on Chinese manufacturers, it is subject to the following risks that could restrict its manufacturers’ ability to make its products or increase its manufacturing costs: (1) economic and political instability in China; (2) transportation delays; (3) restrictive actions by the Chinese government; (4) the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes; (5) Chinese trade and tax laws.  In addition, Boyds’ business could be adversely affected if the Chinese renminbi appreciates significantly relative to the United States dollar due to the cost of its products fluctuating with the value of the Chinese renminbi.

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

The countries in which Boyds’ products are manufactured may impose new quotas, duties, tariffs or other charges or restrictions. This could adversely affect Boyds’ financial condition, results of operations or its ability to continue to import products at current or increased levels. In particular, Boyds’ costs could increase, or the mix of countries from which Boyds imports its products may be changed, if the Generalized System of Preferences program is not renewed or extended each year. The Generalized System of Preferences program allows selected products of beneficiary countries to enter the United States duty free. In addition, if countries that are currently accorded “Most Favored Nation” status by the United States, such as China, cease to have such status, Boyds could be adversely affected because the cost of importing from such countries may increase. Boyds cannot predict what regulatory changes may occur or the type or amount of any financial impact these changes may have on it in the future.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  Adoption of this statement was effective as of January 1, 2003.  The adoption of this pronouncement did not have an impact on the financial position, results of operations or cash flow of Boyds.

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.”  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date.  The interpretation is effective July 1, 2003 to variable interest entities in which the Company has assessed the impact of adopting this Interpretation.  The adoption of this standard did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  This statement amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results.  The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into these condensed consolidated financial statements and accompanying notes (see Note 7).

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In general, this statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003.  The adoption of this statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for the classification and measurement in an issuer’s statement of financial position of certain financial instruments that embody obligations for the issuer that are required to be classified as liabilities.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions of the statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co. L.P. (“KKR”) is a 59% shareholder of Boyds. For the third quarter and nine months ended September 30, 2002 and September 30, 2003, Boyds paid to KKR approximately $0.1 million and $0.3 million for management fees and related expenses.

On August 12, 2003, Boyds purchased 212,250 shares of stock from Chris Bell, COO, at the closing price of $4.48 for a total of $950,880. These shares were purchased under the Stock Repurchase Program approved by the Board of Directors on February 17, 2000. The shares were recorded as Treasury Stock.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $85.4 million at September 30, 2003. Of this amount, $51.0 million under the Credit Agreement is subject to interest rate fluctuations. A hypothetical 1% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

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

Item 3.  Defaults Upon Senior Securities—None

Item 4.  Submission of Matters to a Vote of Security Holders—None

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits – See Index to Exhibits

(b) Reports on Form 8-K – During the quarter the Company filed a current report on Form 8-K on August 6, 2003, under item 7.  Financial Statements were reported with respect to the issuance of a press release covering results of operations and financial condition for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	THE BOYDS COLLECTION, LTD.

	By:	/s/ Jan L. Murley
	Name:	Jan L. Murley
	Title:	Chief Executive Officer

	By:	/s/	Joseph E. Macharsky
	Name:		Joseph E. Macharsky
	Title:	Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

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