Form 10-K
period 2003-12-31
BOYDS COLLECTION LTD
filed 2004-03-29
CIK 1074530

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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
None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the Registrant's Common Stock held by non-affiliates (assuming solely for the purpose of this calculation that directors and officers are affiliates) of the Registrant, based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2003, was approximately $64,197,663.

        As of March 22, 2004, the number of shares of the Registrant's Common Stock outstanding was 59,004,202.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement relating to the Registrant's 2004 Annual Meeting of Stockholders which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

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

PART I

Item 1. DESCRIPTION OF BUSINESS

Available Information

        The Boyds Collection, Ltd. ("Boyds" or the "Company") files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document Boyds files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Boyds' electronic SEC filings are available to the public at http://www.sec.gov.

        Boyds' public internet site is http://www.boydsstuff.com/. Boyds makes available free of charge through its internet site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Boyds also makes available through its internet site, statements of beneficial ownership of Boyds' equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

General

        Boyds is a leading designer, importer and distributor of high-quality, hand-crafted collectibles, gift, and other specialty products. Boyds sells its products through an extensive network of approximately 14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels, as well as its own flagship retail store in Gettysburg, Pennsylvania. Boyds imports substantially all of its products from manufacturers in China through buying agencies.

History

        Boyds was founded in 1979 by Gary and Justina Lowenthal as a small antique business in Boyds, Maryland. By 1984, Boyds had begun to reproduce and sell miniature houses, duck decoys and merino wool teddy bears to selected retail outlets. In 1984, Boyds also introduced its first major plush product, a unique, fully jointed wool teddy bear named Matthew™, and the Gnomes Homes™, a small collection of hand-sculpted miniature cast resin houses. Boyds relocated from Maryland to southern Pennsylvania in 1987 and expanded its product line to include other plush animals and related accessories including miniature clothes, furniture and ornaments. Boyds began distributing its plush animal lines to department stores and gift retailers, opting against selling to mass merchandisers and major discount stores. In 1993, Boyds began selling cast resin figurines with the introduction of its Bearstones™ line. In 1998, Boyds acquired H.C. Accents, a home décor company and in 2001, J & T Designs, a Christmas gift company. In September 2002, Boyds opened Boyds Bear Country™ retail store in Gettysburg, Pennsylvania. In 2002, Boyds replaced its in-house sales force with the roll out of a national direct sales force.

Business Segments

        The Boyds Collection, Ltd. operates in two segments that consist of the Company's wholesale gift business and the Company's retail gift/entertainment business. In September 2002, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. This retail store is being used to generate income and expand the brand awareness and image of Boyds. Another store is being built in Pigeon Forge, Tennessee and is scheduled to open in December of 2004.

Product Lines

        Since 1984, Boyds' product lines have expanded from plush bears to include other plush animals such as hares, moose and cats, as well as resin figurines and other products as described below.

Plush Animals

        Boyds began selling its plush animals in 1982. The plush animal category consists of both dressed and non-dressed animals, most of which are fully jointed with sewn-in joints for arms, legs and heads. Today, the plush animal category has grown to encompass over 400 different items ranging from 2 1/2" miniatures to 40" large animals.

        Boyds' non-dressed plush animal lines include the Huggle-Fluffs™, the Artisan Series™, The Mohair Bears™, J.B. Bean & Associates™, the Archive Collection™ and Angels and Friends™ ornaments. The largest revenue-generating line in this plush category is Boyds' J.B. Bean & Associates™, featuring fully jointed bears, hares, moose, lambs and other animals.

        Introduced in 1992, the popularity of Boyds' T.J.'s Best Dressed™ line, characterized by fully jointed bears, cats, moose and other animals dressed in stylish, hand-sewn outfits, has become the largest selling line in the plush category.

        Retail prices for the plush animals generally range from $5 to $95. Animals in the plush animal category are made of various materials with outer coverings ranging from acrylic plush to custom-dyed chenille and wool. Interiors are filled with plastic pellets for the beanbag animals and 100% acrylic fiberfill for the other animals.

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

New Product Introductions

        Boyds continually evaluates new product ideas and regularly introduces new product lines that maintain Boyds' whimsical and "Folksy with Attitude" themes. Starting in 2002, Boyds concentrated on broadening the giftability of its core resin figurine and plush animal products. New introductions during 2003 included the following new lines:

  •
  Razz-bearries™, plush and resin lines with humorous and edgy comments targeted to gift-focused retailers.

  •
  Bears & Friends™, a soft value-priced plush line targeted to gift-focused retailers.

Product Design and Development

        Boyds' creative design team works with its manufacturers and buying agencies, primarily in the People's Republic of China, to create prototypes and refine the product's appearance for review by Boyds. Boyds also works with its buying agencies and manufacturers in order to ensure the product can be produced at an acceptable cost per unit, without compromising quality, given a certain level of production.

Intellectual Property

Trademarks

        Boyds has obtained various trademark registrations in the United States, Europe, and Japan for trademarks and logos related to its resin figurines and plush animals. These registrations allow Boyds to use on an exclusive basis these trademarks and logos in the United States, Europe, and Japan in connection with its products. If Boyds continues to use such trademarks and logos, makes timely filings and pays all required fees to the United States Patent and Trademark Office, its trademark registrations can exist in perpetuity. Boyds also has common-law trademark rights to the extent it uses unregistered names and logos on its various products. The strength and scope of these rights is determined by the geographic extent and duration of their use. Additionally, to the extent that the packaging and overall visual impact of Boyds' products is inherently distinctive or has acquired distinctiveness through sales in the marketplace, Boyds has proprietary rights in such "trade dress" of its products.

Copyrights

        Boyds has secured several hundred copyright registrations for its products with the United States Copyright Office. Boyds may enforce these rights in United States courts with regard to infringements occurring in the United States and also, to varying extents, in foreign jurisdictions with regard to infringements occurring outside the United States. In addition, Boyds has copyrights in the original expression contained in other products that it has created, whether or not those copyrights have been registered. In all events, Boyds' copyright in its products is limited in scope to the original, creative expression embodied in them and does not extend to elements drawn from public sources or to functional elements. For all products created by or on behalf of Boyds since its founding date, the U.S. copyright currently runs for a term of 95 years from the date of their creation.

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

Distribution Network and Customers

        Boyds has a large national distribution network, which includes approximately 14,000 independent retail gift and collectibles accounts, high-end department stores and selected catalogue retailers, representing approximately 20,000 individual retail outlets. Boyds' resin figurine product line is sold through a network of authorized dealers consisting of approximately 8,000 accounts, selected primarily from Boyds' plush-only dealers. The top ten accounts comprised approximately 18.6% of net wholesale sales during fiscal 2003.

        Boyds believes it has low annual customer account turnover among its resin dealers and normal turnover for its other dealers. Turnover among non-resin dealers occurs primarily in small accounts, which become inactive due to ownership changes, poor credit or lack of commitment to Boyds' products. Accounts which became inactive during fiscal 2003 represented approximately 5.3% of Boyds' fiscal 2002 net sales. Boyds generally does not offer dating terms or volume discounts.

        In September 2002, Boyds opened Boyds Bear Country™, a 130,000 sq. ft. retail store in Gettysburg, Pennsylvania. The store serves as a tourist attraction that has helped to expand brand awareness, as well as become a sales channel for visitors. The Company expects to open its second retail store in Pigeon Forge, Tennessee, in the fall of 2004. Boyds also sells its products to its collectors club members known as Friends of Boyds.

Sales & Marketing of Products

        Boyds generates its order volume through a nationwide direct sales force, catalogue mailings to its retailers, trade show sales, and through its B2B web site. Boyds sends catalogues and promotional mailings to all retailers at least twice a year for its spring and fall product offerings. In 2002, Boyds began rolling out a nationwide sales force to interact directly with its customers and replace its tele-ordering model. The national sales force was fully implemented by the end of the third quarter of 2003. The sales force operates in concert with a more focused customer service/telemarketing group and interacts directly with customers, thereby strengthening relations with current customers and creating new customers. Boyds leases showroom space in Atlanta and Dallas.

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

Employees

        Boyds currently employs a total of 419 full time individuals, 275 of whom are located in Pennsylvania. None of these employees are represented by labor unions.

Item 2. PROPERTIES

Showrooms, Warehousing, Distribution Facilities and Retail

        Boyds leases approximately 209,000 square feet of distribution and warehouse space in McSherrystown, Pennsylvania. Boyds' existing distribution center includes two loading docks, two automated conveyor systems and 180,000 square feet of storage area, which are in good operating condition. Boyds' lease expires in 2009. Attached to the warehouse area is Boyds' 24,000 square-foot corporate headquarters which is subject to the same lease provisions. Boyds also leases warehouse space in Dunkeswell, United Kingdom, and Dordrecht, The Netherlands. These warehouses are 11,184 and 23,585 square feet respectively. The warehouse in the United Kingdom has a lease which expires in 2005, while The Netherlands lease expires in 2008. Boyds also leases office space in Illinois and showroom space in Atlanta and Dallas. Management believes that its current facilities are suitable and adequate for Boyds' planned growth needs for the next several years, and vacant land is available on-site for additional expansion should it be necessary.

        Boyds Bear Country™ sits on 128.2 acres in Gettysburg, PA, which is owned by Boyds. The retail store comprises approximately 130,000 square feet. The Company has purchased 40 acres in Pigeon Forge, Tennessee, to open its second retail store in December of 2004.

Development and Upgrades of Management Information Systems

        Boyds' management information systems have been developed through the modification of off-the-shelf software programs to serve Boyds' current needs. Boyds launched its official company website on November 15, 1999 at www.BoydsStuff.com. which, among other things, permits interested collectors to sign-up for club membership online. Boyds has a B2B website which permits Boyds' dealers to place their orders, review order status, check their accounts and conduct other related matters via a "business-to-business" link.

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

	2002		2003
Quarter Ended
	High	Low	High	Low
March 31	$8.00	$5.20	$7.20	$5.40
June 30	$8.80	$6.30	$5.99	$4.22
September 30	$7.20	$5.40	$5.00	$4.12
December 31	$7.58	$6.00	$5.25	$4.15

        As of March 22, 2004, the approximate number of holders of record of Boyds' Common Stock was 632. Since its initial public offering in 1999, Boyds has not paid cash dividends on its Common Stock; however, Boyds may consider paying cash dividends in the future. Boyds intends to retain its earnings to finance the development and growth of its business and to service its debt. Currently Boyds is subject to restrictions that limit its ability to declare and pay cash dividends on its Common Stock under certain covenants contained in Boyds' debt agreements.

Item 6. SELECTED FINANCIAL DATA

  FIVE YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except share and per share data)
OPERATIONS
Net sales	$211,096	$184,047	$153,460	$131,333	$113,037
Gross profit	138,642	113,293	90,361	83,085	68,482
Selling, general and administrative expenses(1)	20,301	25,898	28,454	27,852	41,512
Income from operations	118,357	87,407	61,916	55,236	26,970
Interest expense	28,957	21,275	13,552	6,972	5,553
Net income	53,102	41,396	35,811	31,424	10,863
COMMON STOCK DATA
Net income per share:
—Basic	$0.89	$0.70	$0.61	$0.53	$0.18
—Diluted	$0.89	$0.70	$0.60	$0.53	$0.18
Book value per share	$0.33	$1.04	$1.63	$2.16	$2.34
Weighted average shares and equivalents outstanding
—Basic	59,495	59,149	59,109	59,076	59,037
—Diluted	59,797	59,345	59,402	59,183	59,070
FINANCIAL POSITION
Cash and cash equivalents	$11,501	$3,191	$815	$5,875	$4,173
Working capital	56,024	49,996	32,353	40,305	26,755
Total assets	282,185	263,313	244,502	239,353	222,954
Total debt	251,000	193,407	140,189	103,689	76,392
Total stockholders' equity (deficit)	19,362	61,286	96,382	127,800	137,970
OTHER DATA
Gross profit margin	65.7%	61.6%	58.9%	63.3%	60.6%
Operating income margin	56.1%	47.5%	40.3%	42.1%	23.9%
Depreciation and amortization	$6,303	$3,603	$3,238	$2,121	$2,723
Capital expenditures	2,763	2,752	5,813	12,645	5,049

(1)
The increase from 2002 to 2003 was largely the result of $5.2 million in operational expenses associated with the national sales force, $4.5 million in operational costs at Boyds Bear Country™—Gettysburg, and a $1.8 million charge for the change in our Chief Executive Officer.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        In 2003, the Company saw its net sales decline by approximately 14% while net income declined by approximately 65%. The decline in net sales can be attributed to the struggling retailer channel, lower per order bookings, and increased competition in our core product lines. The decline in net income can be attributed to higher fixed costs as a percentage of net sales, the cost to operate the national sales force, inventory obsolescence, deferred tax valuation charges, severance related charges, and charges associated with our change in Chief Executive Officer which were only partially offset by the profits earned at Boyds Bear Country. As the Company looks ahead to 2004, we expect the trend of decreasing wholesale revenue to continue in at least the first and second quarters of 2004. In response to this trend, we have initiated several actions to reverse this sales trend; including introducing several new product lines that are gift focused, refocusing our national sales force and expanding our distribution channels. In addition, we are realigning our cost structure to be more in line with our current level of expected revenues. We expect that these actions will begin to make an impact in the trend in the second half of 2004.

        The Company has made significant investments in both its retail segment and its national sales force. The Company plans to continue to expand its retail presence using the experience that has been acquired in its Gettysburg store. This will be achieved by opening a store in Pigeon Forge in December of 2004, and then, starting in 2005, opening two stores per year in strategic locations across the country. We are working to ensure that we realize the benefits that we had anticipated from the national sales force. We are focusing the field sales organization on expanding distribution to new high traffic channels where consumers shop for gifts. Additionally, the Company has taken steps to remove costs from our operating model and is continuing to identify and evaluate unnecessary costs.

        Despite the decline in sales and net income for the year, the Company was able to pay down approximately $27 million in debt and begin construction on its second retail location. Management believes that the Company will be able to make the required debt payments and proceed with the capital expenditures for its retail expansion plans by utilizing operating cash flow and the Company's existing debt structure. The Company's Bank Credit Agreement expires in April 2005. The Company has initiated steps to replace its existing financing and anticipates that a new agreement will be in place by the end of 2004.

        The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2001, 2002 and 2003, respectively, has been derived from and should be read in conjunction with the consolidated financial statements, included elsewhere in this annual report.

General

        Boyds is a leading domestic designer, importer and distributor of branded, high-quality, handcrafted collectibles and other specialty giftware products. Boyds sells its products primarily through an extensive network of approximately 14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. Boyds also sells its products directly to consumers through its new retail store Boyds Bear Country™ in Gettysburg, PA.

        Boyds' product lines include plush animals, resin figurines, porcelain dolls, villages and others. The following table sets forth Boyds' plush animals, resin figurines, dolls, villages and other product sales and their percentage of Boyds' net sales for the last three fiscal years ended December 31, 2003:

	Year Ended December 31,			Year Ended December 31,
	2001	2002	2003	2001	2002	2003
	(dollars in millions)
Plush animals	$80.1	$75.3	$64.3	52.2%	57.3%	56.9%
Resin figurines	42.9	34.5	31.6	27.9%	26.3%	28.0%
Other	30.5	21.5	17.1	19.9%	16.4%	15.1%

Net sales	$153.5	$131.3	$113.0	100.0%	100.0%	100.0%

        The most important categories within the plush product line are the dressed animals in the T.J's. Best Dressed™ collection, introduced in 1992, and the other custom-designed plush animals. Boyds began selling non-dressed plush animals in 1982 and has since introduced product collections which currently include Baby Boyds™, J.B. Bean & Associates™, the Archive Collection™, Mohair Bears™ and Huggle-Fluffs™.

        The major figurine product within the resin figurines product line is Bearstones™ which Boyds introduced in late 1993. In early 1994, Boyds introduced another resin figurine line known as Folkstones™, followed by Dollstones™ in late 1995. Boyds also established a network of dealers in 1994, selected primarily from Boyds' plush-only dealers, which were authorized to carry Boyds' resin figurine product lines. These dealers currently number approximately 8,000 accounts.

        Included in other sales are food sales from our retail store, home décor, accessories, dolls and royalty income generated by licensing contracts.

        Boyds exhibits its products at many national and regional tradeshows where orders are taken by Boyds' employees. Boyds operates primarily out of a leased office/distribution facility in McSherrystown, Pennsylvania, which it believes provides attractive labor and rental costs. Boyds also owns and operates Boyds Bear Country™ store in Gettysburg, PA.

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

        The most significant accounting estimates inherent in the preparation of Boyds' financial statements include estimates related to the valuation of the deferred tax assets, determining the ultimate collectability of accounts receivable and the realizable value of inventory. The process of determining estimates is based on several factors, including historical experience, current and anticipated economic conditions and customer profiles. Boyds continually reevaluates these key factors and makes adjustments to estimates where appropriate. The following are Boyds' critical accounting policies, some of which require the application of significant estimates and assumptions.

  •
  Sales revenue, net of returns and discounts, is recognized upon shipment of the items, when title passes to the customer, or completion of a retail sale. The most significant financial statement line item, net sales, represents transactions consistent with Boyds' primary business focus and meets the criteria of Staff Accounting Bulletin No. 101, including the transfer of title, probable collectibility, identified customer and no recourse.

  •
  As of December 31, 2003, the Company has net deferred tax assets of approximately $169 million or approximately 76% of total assets. Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. The recovery of deferred income tax assets is contingent upon applicable tax laws and management's assessment of future operating results. In situations which management believes the probability of benefiting from deferred tax assets is less likely than not, a valuation allowance is established for the amount that is less likely than not to be utilized. The Company will need to generate approximately $400 million of taxable income over the next 30 years to fully realize the federal net deferred tax assets. In addition, the Company will need to generate approximately $20 million of taxable income in each of the next 10 years to fully realize the state net deferred tax assets.

  •
  Accounts receivable are presented at their estimated net realizable value. Boyds uses estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of historical bad debts, customer credit ratings, current economic trends and changes in customer payment terms to arrive at appropriate reserves.

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

  •
  Under the requirements of Statement of Financial Accounting Standards ("SFAS") Nos. 142 Goodwill and Other Intangible Assets, and 144 Accounting for the Impairment and Disposal of Long-Lived Assets, Boyds assesses the potential impairment of identifiable intangibles, long-lived assets and acquired goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing this evaluation, the Company evaluates current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions.

  •
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

Acquisition

        On April 25, 2001, Boyds acquired all of the issued and outstanding shares of capital stock of J & T Design ("J & T"). J & T is a designer and distributor of Christmas gift products. J & T's results from operations are included in Boyds' consolidated statement of income subsequent to April 25, 2001. The aggregate purchase price was approximately $0.5 million paid in cash. The purchase price was assigned to the acquired assets, primarily inventory and accounts receivable, based on their fair market values. In addition, Boyds has recorded goodwill of approximately $0.5 million, included in other assets, related to the excess of the purchase price over the fair value of assets acquired.

Results of Operations

        Net sales consist of sales of our products, net of sales discounts, product returns and allowances, retail sales from Boyds Bear Country™, collectors club sales generated from members of Boyds' collectors club and royalty income from licenses held by Boyds. Sales are primarily made on a purchase order basis. Revenue associated with sales is recognized when products are shipped to the customer or upon the completion of a retail transaction.

        Cost of goods sold consists of product costs, freight and warehousing costs. Selling, general and administrative expenses include overhead, selling and marketing costs, and administration and professional fees.

        Other income consists of interest income and exchange rate gain/loss.

        The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Gross profit	58.9%	63.3%	60.6%
Selling, general and administrative expenses	18.6%	21.2%	36.7%
Income from operations	40.3%	42.1%	23.9%
Other income	0.0%	0.0%	0.1%
Interest expense	8.1%	5.3%	4.9%
Provision for income taxes	7.9%	12.9%	9.5%
Income before extraordinary items	24.3%	23.9%	9.6%
Extraordinary items (net of tax benefits)	1.0%	0.0%	0.0%

Net income	23.3%	23.9%	9.6%

Fiscal Year Ended December 31, 2003 vs. Fiscal Year Ended December 31, 2002

        Net Sales—Net sales decreased $18.3 million, or 14%, to $113.0 million in the twelve months of 2003 from $131.3 million for the twelve months of 2002. Sales of Boyds' plush products decreased $15.8 million, or 20%, resin product sales decreased $4.9 million, or 14%, and other product sales declined $2.4 million, or 17%. As a percentage of net sales for the twelve months, plush represented 57%, resin products represented 28%, and other products represented 15%.

        Wholesale net sales in the twelve months declined $27.8 million, or 22%, to $97.3 million in 2003 from $125.1 million in 2002. Wholesale revenues were negatively impacted by the continuing weakness in the channel, lower initial volumes in the new accounts that were added in 2003, and lower volumes for existing accounts. As we look to the first quarter of 2004, the bookings that we are seeing in Boyds' spring selling season, are indicating a slowing of the negative trends from 2003. This was helped by the addition of several new products, Razz-bearies™, Bears and Friends™, and the introduction of a new licensed plush collection in partnership with NASCAR. Retail net sales increased $9.5 million to $15.7 million in 2003 from $6.2 million in 2002. Retail net sales are not comparable for the year, as the Gettysburg store did not open until September 2002.

        Gross profit—Gross profit decreased $14.6 million, or 18%, to $68.5 million in the twelve months of 2003 from $83.1 million for the twelve months of 2002. Gross profit as a percentage of net sales decreased to 61% for the twelve months of 2003 as compared to 63% for 2002. The dollar decline was primarily attributable to the decline in sales volume and the additional obsolescence charge of $1.9 million incurred during the year. Wholesale gross profit decreased by $21.9 million, or 28%, to 56.4 million in 2003 from $78.3 million in 2002. Retail gross profit increased by $7.3 million, to $12.1 million in 2003 from $4.8 million in the twelve months of 2002.

        Selling, General & Administrative Expenses ("SG&A")—SG&A expenses increased $13.6 million, or 49%, to $41.5 million in the twelve months of 2003 from $27.9 million for the twelve months of 2002. SG&A as a percent of net sales increased to 37% for the twelve months from 21% for the same period in 2002. The dollar and the percentage increase in SG&A expenses was a result of an additional $5.2 million in operational expenses associated with the national sales force, $4.5 million in operational costs at Boyds Bear Country™—Gettysburg, and a $1.8 million charge for the change in our Chief Executive Officer.

        Income from operations—Income from operations declined $28.2 million, or 51%, to $27.0 million in 2003 from $55.2 million in 2002. Income from operations as a percentage of net sales declined to

24% in 2003 from 42% in 2002. The dollar decline and the decline in the percentage of net sales were negatively impacted by the decline in sales volume, the additional inventory obsolescence charge, the charge for the change in our Chief Executive Officer and the operational costs of the national sales force and were positively impacted by the operations at Boyds Bear Country™—Gettysburg.

        Total interest expense—Total interest expense declined $1.5 million, or 21% to $5.5 million in the twelve months of 2003 from $7.0 million for the twelve months of 2002. The dollar decline was due to the reduction of debt of approximately $27.3 million from excess cash and a decline in interest rates.

        Income taxes—Income taxes decreased $6.2 million, or 37%, to $10.7 million in the twelve months of 2003 from $16.9 million for the twelve months of 2002. The provision was positively impacted in 2003 by a settlement notice from the State of Pennsylvania regarding a franchise tax benefit of approximately $0.9 million relating to the tax year 2000 and negatively impacted by the establishment of a valuation allowance for certain deferred state tax assets of approximately $5.0 million. In 2002, the provision was positively impacted by a non-operating tax benefit resulting from the combination of a change to the Pennsylvania tax law and a change to the Company's tax status.

Fiscal Year Ended December 31, 2002 vs Fiscal Year Ended December 31, 2001

        Net Sales—Net sales declined $22.2 million, or 14%, to $131.3 million in the full year 2002 from $153.5 million for full year 2001. Sales of Boyds' plush products declined $4.8 million, or 5%, resin product sales declined $8.4 million, or 19%, doll product sales declined $2.7 million, or 54%, village product sales declined $3.9 million, or 65%, and home décor product sales declined $1.6 million, or 21%. As a percentage of net sales for the full year, plush products represented 57%, resin products represented 26%, doll products represented 2%, village products represented 2% and home décor products represented 3%. The sales declines can be attributed to the slowing economy and the reluctance of our retailers to make forward looking purchases during these difficult times. These sales declines were only partially offset by the impact of our new direct sales force and the opening of our retail store, Boyds Bear Country™.

        Gross profit—Gross profit declined $7.3 million, or 8%, to $83.1 million in the full year 2002 from $90.4 million for the full year 2001. Gross profit as a percentage of net sales increased to 63% for the full year from 59% for the same period in 2001. The dollar decline was primarily attributable to the decline in sales volume. The percentage increase was attributable to the opening of Boyds Bear Country and the inventory obsolescence charge in 2002 being $6.9 million less than in 2001 as a result of Boyds adjusting its purchasing strategy to align with the economic conditions affecting its customers.

        Selling, General & Administrative Expenses (SG&A)—SG&A decreased $0.6 million, to $27.9 million in the full year 2002 from $28.5 million for the full year 2001. SG&A as a percent of net sales increased to 21% for the full year from 19% for the same period in 2001. The increase in SG&A expenses was a result of the startup costs of the new sales force and Boyds Bear Country™.

        Income from operations—Income from operations declined $6.7 million, or 11%, to $55.2 million in the full year 2002 from $61.9 million for the full year 2001. Income from operations as a percentage of net sales increased to 42% for the full year from 40% for the same period in 2001. The dollar decline was attributable to the decline in sales volume. The increase in the percentage of net sales can be attributed to the opening of Boyds Bear Country™ and the inventory obsolescence charge in 2002 being $6.9 million less than in 2001 as a result of Boyds adjusting its purchasing strategy to align with the economic conditions affecting its customers.

        Total interest expense—Total interest expense declined $6.6 million, or 49% to $7.0 million in the full year 2002 from $13.6 million for the full year 2001. The dollar decline and the decline in the percentage of net sales were due to the reduction of debt from excess cash and a decline in interest rates.

        Income taxes—Income taxes increased $5.8 million, or 52%, to $17.0 million in the full year of 2002 from $11.2 million for the full year 2001. The dollar and the percentage increase were due to the impact of a change in the 2001 Pennsylvania State Corporation Income Tax regulations, which resulted in an increase to the deferred tax asset and a reduction in income tax expense.

Liquidity and Capital Resources

	Contractual Cash Obligation Payments Due by Period
As of December 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in millions)
Tranche term A loan due 2005	$14.0	$28.0	$—	$—	$—	$—	$42.0
9% Senior subordinated notes due 2008	—	—	—	—	34.4	—	34.4
Operating leases	1.2	1.1	0.9	0.5	0.5	0.4	4.6

Total	$15.2	$29.1	$0.9	$0.5	$34.9	$0.4	$81.0

        Commitments to purchase products for resale are not included in the preceding table. Boyds had letters of credit outstanding with vendors for orders placed at December 31, 2003 in the amount of $3.1 million.

        Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. For the full year cash provided by operations was approximately $31.3 million. This cash was largely used for repayment of debt totaling $27.3 million and purchases of property and equipment totaling $5.0 million, including $2.7 million for the purchase of land for our second store in Pigeon Forge, Tennessee.

Operating Activities

        Cash provided by operating activities decreased $22.9 million, or 42.2%, to $31.3 million in 2003 from $54.2 million in 2002. The cash flow decrease was primarily attributable to the decrease in revenues.

Investing Activities

        Capital and investment expenditures totaled $5.0 million in 2003. Boyds is currently constructing another store that is expected to be placed into service during December of 2004. During 2003, Boyds incurred approximately $3.8 million in capital expenditures related to Boyds Bear Country™—Pigeon Forge, with an additional $13.5 million expected during 2004. Other than the store, Boyds does not expect to incur significant capital expenditures for the foreseeable future, due to its sourcing arrangements with suppliers.

Financing Activities

        In connection with the re-capitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings of up to $40.0 million. As of December 31, 2003, Boyds has paid down $130.6 million since the inception of the Notes, leaving $34.4 million outstanding. At December 31, 2003, Boyds has repaid $283.0 million of the term loans under the credit agreement, leaving a balance outstanding of $42.0 million.

        Boyds had no outstanding balance on the revolving credit facility at December 31, 2003. Thus, the unused balance available under the revolving credit facility will be available to fund the working capital requirements of Boyds. Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds' option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the tranche A term loan is amortizing over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds' ability to declare dividends or make distributions. Boyds is in compliance with all applicable covenants as of December 31, 2003. The tranche A term loans is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow, as defined in the credit agreement. As of December 31, 2000, the tranche B term loan had been fully repaid.

        On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of Boyds' common stock. As of December 31, 2003, Boyds had repurchased 344,730 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $1.0 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility.

        On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of December 31, 2003, Boyds had repurchased $52.3 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow and the revolving credit facility. Any future repurchases under this program are expected to be financed similarly. Boyds may make such purchases from time to time in the open market or in private transactions.

        Management believes that cash flow from operations and availability under the revolving credit facility will provide adequate funds for Boyds' foreseeable working capital needs, planned capital expenditures, debt service obligations, the common stock repurchase program and the bond repurchase program. The Company has begun the process of replacing its existing debt structure. A new debt structure should be in place by the end of 2004. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Boyds on acceptable terms or at all. Boyds' ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Boyds' control.

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

        In the event that the Company does not replace its existing debt structure and the negative sales trends that the Company experienced in 2003 continue, along with the Company continuing its retail store expansion, the Company may have difficulty making its required debt payment in 2005. The

Company does not foresee any cash issues at this point for 2004 and believes that it will successfully replace its existing debt structure.

Recently Issued Accounting Standards

        In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The interpretation is effective July 1, 2003 to variable interest entities in which the Company has assessed the impact of adopting this Interpretation. The Company has determined that it is not required to consolidate or disclose information about a variable interest entity.

        In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of this impairment test identified that as of January 1, 2003 there were no impairments of goodwill or intangible assets to be recorded. Boyds will continue to conduct impairment tests annually in the first quarter of each fiscal year or sooner if circumstances require. As of January 1, 2002, Boyds discontinued the amortization of all goodwill. Amortization for the twelve months ended December 31, 2001 was $136,000.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires, among other things, eliminating the extraordinary item treatment of debt extinguishments used as part of the Boyds' debt management strategy requiring the reclassification of 1999, 2000 and 2001 extraordinary items to interest expense in 2003.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required at the beginning of fiscal year 2003. The Company has adopted the provisions of this statement in the first quarter of 2003, which were incorporated in the consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 which amends SFAS No. 123, Accounting for Stock-Based Compensation and the reporting provisions of APB No. 30, "Interim

Financial Reporting." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Boyds adopted the disclosure provision of this standard on December 31, 2002 and has determined that the adoption did not have any impact on the financial position, results of operations or cash flows of Boyds.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In general, this statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement in an issuer's statement of financial position of certain financial instruments that embody obligations for the issuer that are required to be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of the statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $76.4 million at December 31, 2003. Of this amount, $42.0 million is subject to interest rate fluctuations. A hypothetical 1% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of Boyds.

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
McSherrystown, Pennsylvania

        We have audited the accompanying consolidated balance sheets of The Boyds Collection, Ltd. and Subsidiaries (the "Company") as of December 31, 2002 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company, at December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Baltimore, Maryland
March 23, 2004

THE BOYDS COLLECTION, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,875	$4,173
Accounts receivable, less allowance for doubtful accounts of $2,992 and $2,189 in 2002 and 2003, respectively	10,489	8,174
Inventory—primarily finished goods, less allowance for obsolete inventory of $5,240 and $2,855 in 2002 and 2003, respectively	9,224	9,404
Inventory in transit	3,166	3,653
Other current assets	1,026	932
Income taxes receivable	3,216	1,964
Deferred income taxes	21,047	21,047

Total current assets	54,043	49,347
PROPERTY AND EQUIPMENT—NET	18,666	21,726
OTHER ASSETS:
Deferred debt issuance costs	1,693	961
Deferred tax asset	162,262	147,997
Other assets	2,689	2,923

Total other assets	166,644	151,881

TOTAL ASSETS	$239,353	$222,954

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,569	$2,514
Accrued expenses	4,340	5,452
Interest payable	829	626
Current portion of long-term debt	6,000	14,000

Total current liabilities	13,738	22,592
LONG-TERM DEBT	97,689	62,392
COMMITMENTS AND CONTINGENCIES
OTHER LIABILITIES	126	0
STOCKHOLDERS' EQUITY:
Capital stock (61,838 shares issued at December 31, 2002 and 2003, respectively) and paid-in capital in excess of par	(41,221)	(41,221)
Other comprehensive income:
Accumulated other comprehensive loss	(50)	(244)
Retained earnings	196,010	206,873
Less: Treasury shares at cost (2,727 and 2,834 at December 31, 2002 and 2003, respectively)	(26,939)	(27,438)

Total stockholders' equity	127,800	137,970

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$239,353	$222,954

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2001	2002	2003
	(in thousands, except per share data)
NET SALES	$153,460	$131,333	$113,037
COST OF GOODS SOLD	63,099	48,248	44,555

Gross profit	90,361	83,085	68,482
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28,454	27,852	41,512
OTHER OPERATING INCOME	9	3	5

INCOME FROM OPERATIONS	61,916	55,236	26,975

OTHER INCOME/(EXPENSE)	(1,353)	111	140

INTEREST EXPENSE:
Interest expense	11,858	6,448	4,821
Amortization of deferred debt issuance costs	1,694	524	732

TOTAL INTEREST EXPENSE	13,552	6,972	5,553

INCOME BEFORE PROVISION FOR INCOME TAXES	47,011	48,375	21,562
PROVISION FOR INCOME TAXES	11,200	16,951	10,699

NET INCOME	$35,811	$31,424	$10,863

EARNINGS PER SHARE:
Basic Earnings Per Share
Net Income	$0.61	$0.53	$0.18

Diluted Earnings Per Share
Net Income	$0.60	$0.53	$0.18

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Common Stock and Paid-in Capital in Excess of Par
					Accumulated Other Comprehensive Income
	Shares Issued And Outstanding	Treasury Stock		Treasury Stock		Retained Earnings	Other Comprehensive Income	Total Stockholders' Equity
	(in thousands)
BALANCE, JANUARY 1, 2001	61,838	2,685	$(41,133)	$(26,349)	$(7)	$128,775	$—	$61,286
Issuance of common stock	—	(22)	(88)	247				159
Repurchase of common stock	—	114		(865)				(865)
Other comprehensive income:
Foreign currency translation	—				(9)		(9)	(9)
Net income	—					35,811	35,811	35,811

Comprehensive income	—	—	—	—	—	—	$35,802	—

BALANCE, DECEMBER 31, 2001	61,838	2,777	$(41,221)	$(26,967)	$(16)	$164,586		$96,382
Issuance of common stock		(50)		28				28
Repurchase of common stock								—
Other comprehensive income:
Foreign currency translation					(34)		(34)	(34)
Net income						31,424	31,424	31,424

Comprehensive income	—	—	—	—	—	—	$31,390	—

BALANCE, DECEMBER 31, 2002	61,838	2,727	$(41,221)	$(26,939)	$(50)	$196,010		$127,800
Issuance of common stock		(105)		452				452
Repurchase of common stock		212		(951)				(951)
Other comprehensive income:
Foreign currency translation					(194)		(194)	(194)
Net income						10,863	10,863	10,863

Comprehensive income	—	—	—	—	—	—	$10,669	—

BALANCE, DECEMBER 31, 2003	61,838	2,834	$(41,221)	$(27,438)	$(244)	$206,873		$137,970

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2001	2002	2003
	(in thousands)
OPERATING ACTIVITIES:
Net income	$35,811	$31,424	$10,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,544	1,597	1,991
Amortization and write off of deferred debt issuance costs	1,694	524	732
Gain/(Loss) on sale of equipment	83	7	(2)
Deferred taxes	5,872	15,862	14,265
Asset impairment charge	2,088	254	—
Changes in assets and liabilities:
Accounts receivable—net	6,915	3,008	2,315
Inventory	5,155	(1,514)	(180)
Inventory in transit	178	(242)	(487)
Other current assets	16	(238)	94
Other assets	433	(18)	(234)
Accounts payable	405	(317)	(55)
Income taxes receivable	(1,200)	3,614	1,252
Accrued expenses	(111)	435	1,112
Interest payable	(923)	(181)	(203)
Other liabilities	(60)	(4)	(126)

Net cash provided by operating activities	57,900	54,211	31,337

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,813)	(12,645)	(5,049)
Acquisition of business—net of cash acquired	(531)	—	—

Net cash used in investing activities	(6,344)	(12,645)	(5,049)

FINANCING ACTIVITIES:
Line of credit borrowings, net	(11,000)	(11,500)	—
Repayment of debt	(42,218)	(25,000)	(27,297)
Sale of common stock (net of related fees and expenses)	—	—	430
Exercise of stock options	130	25	22
Tax benefit from exercise of stock options	30	—	—
Repurchase of common stock	(865)	3	(951)

Net cash used in financing activities	(53,923)	(36,472)	(27,796)

Effect of exchange rate changes on cash	(9)	(34)	(194)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,376)	5,060	(1,702)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,191	815	5,875

CASH AND CASH EQUIVALENTS, END OF PERIOD	$815	$5,875	$4,173

CASH PAID DURING THE PERIOD FOR INTEREST	$12,782	$6,629	$5,024

CASH PAID (RECEIVED) DURING THE PERIOD FOR INCOME TAXES	$6,755	$(2,524)	$(4,847)

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2001, 2002 and 2003

1.     GENERAL

        The Boyds Collection, Ltd. ("Boyds" or the "Company") operates in two segments which consist of the Company's wholesale gift business and the Company's retail gift/entertainment business. In September 2002, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. This retail store is being used to generate income and expand the brand awareness and image of Boyds. Substantially all of the Company's products are sourced from foreign manufacturers in China through buying agencies.

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

        Property and Equipment—Property and equipment is stated at cost. For assets acquired prior to January 1, 1999 depreciation is computed using the declining balance method over the estimated useful lives of the various assets. Beginning January 1, 1999, all new assets purchased are depreciated using the straight line method over the estimated useful lives. The estimated useful lives of furniture and fixtures range from five to seven years and the estimated useful lives of equipment range from three to seven years. The estimated useful life of leasehold improvements is the lesser of the estimated life of the improvement or the term of the lease.

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

        Goodwill—Goodwill represents the cost in excess of the fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of this impairment test identified that as of January 1, 2003 there were no impairments of goodwill or intangible assets to be recorded. Boyds will continue to conduct impairment tests annually in the first quarter of each fiscal year or sooner if circumstances require. As of January 1, 2002, Boyds discontinued the amortization of all goodwill. Amortization for the twelve months ended December 31, 2001 was $127,000.

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

        Fair Value of Financial Instruments—Management considers that the carrying amount of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, approximates fair value. Interest on long-term bank debt is payable at variable rates which approximates fair market value. The fair value of the 9% senior subordinated notes (the notes), face value of $34.4 million, was $34.2 million at December 31, 2003.

        Foreign Currency Translation—Assets and liabilities of Boyds' foreign subsidiaries are translated at year-end exchange rates while revenue and expenses are translated at weighted average rates prevailing during the year. Foreign currency translation adjustments are reported as a separate component of other comprehensive income in the consolidated statement of stockholders' equity.

        Income Taxes—Boyds accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income taxes/benefit is the tax payable/receivable for the period plus or minus the change during the period in deferred income tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

        Stock-Based Compensation—At December 31, 2003, Boyds has various stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Boyds had applied the fair value recognition method of accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	2001	2002	2003
	(in thousands)
Net income, as reported	$35,811	$31,424	$10,863
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,648	1,860	3,105

Pro forma net income	$34,163	$29,564	$7,758

Earnings per share:
Basic—as reported	$0.61	$0.53	$0.18

Basic—pro forma	$0.58	$0.50	$0.13

Diluted—as reported	$0.60	$0.53	$0.18

Diluted—pro forma	$0.58	$0.50	$0.13

        Segment Reporting—SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information requires enterprises to report certain information about products and services, activities in different geographic areas and reliance on major customers and to disclose certain segment information in their financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. The Company operates in two segments that consist of the Company's wholesale gift business and the Company's retail gift/entertainment business. These segments are evaluated regularly by the Company's Chief Executive Officer in deciding how to assess performance and allocate resources. Prior to the retail operations becoming a significant portion of the Company's performance during 2003, the Company had only one reportable segment. As a result, the Company has reclassified the prior year's single segment information to be consistent with the current period's presentation. The retail segment of the Company's operations began in September of 2002, and thus no segment reporting is necessary for 2001.

        The Company's wholesale business designs, imports, and distributes resin figurines and plush animals via a global network of independent retailers and distributors. The Company's retail operation sells resin figurines, plush animals and a unique entertainment experience directly to the end consumer at its Gettysburg, Pennsylvania flagship location. Boyds operates in two segments that consist of the Company's wholesale gift business and the Company's retail gift/entertainment business. In September 2002, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. This retail store is being used to generate income and expand the brand awareness and image of Boyds. Another store is being built in Pigeon Forge, Tennessee and is scheduled to open in the fall of 2004. In addition, less than 3% of total revenue is derived from customers outside the United States and substantially all long-lived assets are located in the United States. No customer represents more than 10% of total revenue.

	For the Twelve Months Ended, December 31
	2002			2003
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
	(in thousands)
Sales	$125,168	$6,165	$131,333	$97,314	$15,723	$113,037
Gross Profit	78,285	4,800	83,085	56,412	12,070	68,482
SG&A	24,335	3,517	27,852	34,713	6,799	41,512
Income from Operations	53,953	1,283	55,236	21,704	5,271	26,975
Total Assets	$225,772	$13,581	$239,353	$206,471	$16,483	$222,954

        Use of Estimates—The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Concentration of Suppliers—Substantially all of the products that Boyds sells are purchased through two independent buying agencies.

        Other Recently Issued Accounting Standards—In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees." The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The interpretation is effective July 1, 2003 to variable interest entities in which the Company has assessed the impact of adopting this Interpretation. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flow of Boyds.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating the extraordinary item treatment of debt extinguishments used as part of the Boyds' debt management strategy required the reclassification of 1999, 2000 and 2001 extraordinary items to interest expense in 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required at the beginning of fiscal year 2003. Adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flow of Boyds.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" which amends SFAS No. 123, "Accounting for Stock-Based Compensation" and the reporting provisions of APB No. 30, "Interim Financial Reporting." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Boyds adopted the disclosure provision of this standard on December 31, 2002 and has determined that the adoption did not have any impact on the financial position, results of operations or cash flows of Boyds.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, this statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement in an issuer's statement of financial position of certain financial instruments that embody obligations for the issuer that are required to be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of the statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

3.     PROPERTY AND EQUIPMENT

        The components of property and equipment at December 31, 2002 and 2003 were, as follows:

	December 31
	2002	2003
	(in thousands)
Land and building	$15,232	$18,713
Construction in progress	0	1,050
Equipment	4,136	4,673
Software development costs	2,372	2,372
Leasehold improvements	1,924	1,924
Furniture and fixtures	395	398

Total	24,059	29,130

Less: accumulated depreciation and amortization	(5,393)	(7,404)

Total	$18,666	$21,726

        Depreciation expense on property and equipment was $1.4 million, $1.6 million and $2.0 million in 2001, 2002 and 2003, respectively.

4.     ACQUISITION

        On April 25, 2001, Boyds acquired all of the issued and outstanding shares of capital stock of J & T Design ("J & T"). J & T is a designer and distributor of Christmas gift products. J & T's results from operations are included in Boyds' consolidated statement of income subsequent to April 25, 2001. The aggregate purchase price was approximately $0.5 million paid in cash. The purchase price was assigned to the acquired assets, primarily inventory and accounts receivable, based on their fair market values. In addition, Boyds has recorded goodwill of approximately $0.5 million, included in other assets, related to the excess of the purchase price over the fair value of assets acquired which was being amortized using the straight line method over 20 years until the implementation of SFAS No. 142 on January 1, 2002. The impact of suspending the amortization of goodwill in 2002 had an insignificant impact on the financial results as compared to 2001.

5.     CONCENTRATION OF CREDIT RISK

        Boyds maintains cash balances at several financial institutions located in Pennsylvania. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated $4.8 million and $3.2 million at December 31, 2002 and 2003, respectively. At December 31, 2002 and 2003, no customer accounted for more than 10% of accounts receivable.

6.     LEASE COMMITMENTS

        Boyds leases certain office, warehouse and showroom facilities under non-cancelable operating leases. Rent expense amounted to $1.6 million, $1.4 million and $1.2 million for the years ended December 31, 2001, 2002 and 2003, respectively. At December 31, 2003, the future minimum lease commitments for the non-cancelable operating leases are as follows:

(In millions)
2004	$1.2
2005	1.1
2006	0.9
2007	0.5
2008	0.5
Thereafter	0.4

$4.6

7.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        At December 31, 2002 and 2003, Boyds had letters of credit outstanding under bank credit agreements amounting to $5.1 million and $3.1 million, respectively. These letters of credit represent Boyds' commitment to purchase inventory that is to be produced and/or shipped.

8.     RELATED PARTY TRANSACTIONS

        Kohlberg Kravis Roberts & Co. L.P. ("KKR") represents a 59% stockholder of Boyds. For each of the years ended December 31, 2001, 2002 and 2003, Boyds paid to KKR approximately $0.4 million, for management fees and related expenses. Amounts payable to KKR at December 31, 2002 and 2003 were $0.1 million.

        On August 12, 2003, Boyds purchased 212,250 shares of stock from the Chief Operating Officer, at the closing price of $4.48, the fair market value as of that day, for a total of $950,880. These shares were purchased under the Stock Repurchase Program approved by the Board of Directors on February 17, 2000. The shares were recorded as Treasury Stock.

        On December 2, 2003, the Chief Executive Officer, purchased and paid cash for 100,000 shares of stock at the closing price of $4.30, the fair market value as of that day, for a total of $430,000.

9.     LONG-TERM DEBT

        Long-term debt is summarized as follows:

	December 31,
	2002	2003
	(in thousands)
9% Senior Subordinated Notes due May 15, 2008	$46,689	$34,392
Credit Agreement:
Secured Tranche A Term Loan due April 2005 Interest based on LIBOR or base rate as defined	57,000	42,000
Secured revolving loan due April 2005 Interest based on LIBOR or base rate as defined	—	—

Sub-total	103,689	76,392
Less: Current portion of long-term debt	(6,000)	(14,000)

	$97,689	$62,392

        The Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003. Interest on the Notes is payable semiannually on May 15 and November 15. The secured revolving credit facility provides for borrowings of up to $40.0 million.

        For the years ended December 31, 2002 and 2003, the weighted average interest rates in effect for the Term Loan were 2.165% and 1.784%, respectively. In addition, the term loan has predetermined annual payments through April 2005.

        The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of December 31, 2003. The agreement also provides that the Term Loan and revolving loan commitment be secured by the capital stock of Boyds' current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow as defined in the credit agreement. Boyds has the option of selecting its own interest period at one, two, three, six, nine or twelve month periods.

        The scheduled maturities of the long-term debt are as follows:

(In millions)
2004	$14.0
2005	28.0
2006	0.0
2007	0.0
2008	34.4
Thereafter	0.0

$76.4

10.   PROVISION FOR INCOME TAXES

        Income tax provision consists of the following:

	December 31,
	2001	2002	2003
	(in thousands)
Federal:
Current	$1,264	$(57)	$(1,900)
Deferred	13,029	15,898	8,473

Total Federal	14,293	15,841	6,573
State:
Current	4,064	1,146	(1,667)
Deferred	(7,157)	(36)	5,793

Total State	(3,093)	1,110	4,126

Total income tax provision	$11,200	$16,951	$10,699

        A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

	December 31,
	2001	2002	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal income tax benefit	7.0	5.9	(1.3)
Recognition of state deferred tax (asset)/valuation allowance	(17.7)	(5.5)	13.9
Other	(0.5)	(0.4)	2.0

Effective income tax rate	23.8%	35.0%	49.6%

        The tax effect of significant items comprising the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2002	2003
	(in thousands)
Deferred tax asset—Goodwill	$178,008	$160,733
Deferred tax asset—Other	6,647	14,653
Deferred tax liability—Other	(1,013)	(981)
Valuation Allowance	(333)	(5,361)

Net deferred tax asset	183,309	169,044
Less: Current	(21,047)	(21,047)

Deferred tax asset	$162,262	$147,997

        For federal income tax purposes, Boyds has elected to treat the Recapitalization and Stock Purchase as an asset acquisition by making a Section 338 Section (h)(10) election. As a result, there is a difference between the financial reporting and tax basis of Boyds' assets. The difference creates deductible goodwill for tax purposes, and a deferred tax asset for financial reporting purposes. The deferred tax asset will be realized as the goodwill is amortized over a period of fifteen years. In the opinion of management, Boyds believes it will have sufficient profits in the future to realize the deferred tax asset, however during 2003 a valuation allowance was established for certain deferred state tax assets.

11.   CONTINGENCIES

        In addition, Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of Boyds.

12.   STOCKHOLDERS' EQUITY

        Capital Stock—As of December 31, 2002 and 2003, Boyds had 100 million shares of capital stock (par value $0.0001), authorized and 59.1 million and 59.0 million shares outstanding, respectively. The Board of Directors is authorized to issue the unissued portion of the authorized shares in another class or series of stock, including preferred stock.

        During 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. On May 28, 1999, Boyds announced a common stock share repurchase program and, as of December 31, 2003, the Company had repurchased 2,954,200 shares of its common stock under this plan. On February 17, 2000, Boyds announced a further common stock share repurchase program and, as of December 31, 2003, the Company had repurchased 344,730 shares of its common stock under this plan.

13.   EMPLOYEE BENEFIT PLANS

        Employee Savings and Retirement Plan—Boyds has a 401(K) Plan that allows eligible employees to contribute up to $12,000 of their salary.

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

        Boyds has reserved a total of 5,579,033 shares for issuance under the Plans, of which 1,650,939 shares remain reserved at December 31, 2003 for future issuances. The following table summarizes information about fixed stock options at December 31, 2003:

		Options Outstanding
			Exercise Price Per Share
	Options Available for Grant	Number of Shares	Range	Weighted Average
January 1, 2001	1,280,850	2,110,189	$4.45 - $18.00	$8.47
Shares reserved	2,000,000			$0.00
Options granted	(612,500)	612,500	$6.80 - $10.60	$7.53
Options exercised		(22,000)	$6.25 - $ 6.88	$6.32
Options forfeited	360,675	(360,675)	$4.45 - $13.44	$10.04

December 31, 2001	3,029,025	2,340,014	$4.45 - $18.00	$8.01

Options granted	(725,000)	725,000	$6.40 - $ 7.50	$7.17
Options exercised		(4,000)	$6.25 - $ 6.25	$6.25
Options forfeited	73,407	(73,407)	$4.45 - $18.00	$12.23

December 31, 2002	2,377,432	2,987,607	$4.45 - $18.00	$7.71

Options granted	(1,308,750)	1,308,750	$4.53 - $ 5.12	$5.01
Options exercised		(5,000)	$4.45 - $ 4.45	$4.45
Options forfeited	582,257	(582,257)	$4.45 - $13.44	$10.61

December 31, 2003	1,650,939	3,709,100	$4.45 - $18.00	$6.43

        Accounting for Stock-Based Compensation—Boyds has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25. The pro forma disclosures of net earnings and net earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied are shown below. For purposes of the pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the "options' vesting period.

		Years ended December 31,
		2001	2002	2003
		(in thousands, except per share data)
Net Income	As reported	$35,811	$31,424	$10,863
	Pro forma	$34,163	$29,564	$7,758
Basic earnings per share	As reported	$0.61	$0.53	$0.18
	Pro forma	$0.58	$0.50	$0.13
Diluted earnings per share	As reported	$0.60	$0.53	$0.18
	Pro forma	$0.58	$0.50	$0.13

        Pro forma information regarding net income and earnings per common share has been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	2001	2002	2003
Weighted average risk free interest rate	4.8%	4.0%	3.7%
Volatility	72.0%	71.0%	66.0%
Dividend yield	0.0%	0.0%	0.0%
Expected life in years	6.5	6.5	6.5

        The weighted average fair value of options granted during 2001, 2002 and 2003 was $3.1 million, $3.7 million and $5.2 million, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2003:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$ 4.45 to $ 6.88	2,322,702	520,662	8.5
$ 7.00 to $12.00	1,255,000	259,000	7.9
$13.36 to $18.00	409,905	245,943	5.6

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

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the income and net income available to common stockholders:

	December 31,
	2001	2002	2003
	(in thousands, except share data)
Numerator for basic and diluted earnings per share:
Net income	$35,811	$31,424	$10,863

Denominator:
Denominator for basic earnings per share—weighted average shares	59,109,029	59,075,944	59,037,303
Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	292,743	107,048	32,229

Denominator for diluted earnings per share—weighted average shares	59,401,772	59,182,992	59,069,532

15.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

        The following table shows results of operations for each of the quarters during fiscal 2002 and 2003:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Year Ended December 31, 2002:
Net sales	$40,479	$24,343	$38,092	$28,419
Gross profit	26,349	15,185	24,291	17,259
Income from operations	21,092	9,084	16,938	8,122

Income before extraordinary items	$11,294	$4,140	$11,612	$4,379

Earnings per share:
Basic and diluted earnings per share:
Net income	0.19	0.07	0.20	0.07
	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Year Ended December 31, 2003:
Net sales	$35,101	$24,465	$31,511	$21,960
Gross profit	22,353	15,844	18,301	11,987
Income from operations	14,103	5,435	7,024	414

Income before extraordinary items	$7,975	$2,178	$2,523	$(1,810)

Earnings per share:
Basic and diluted earnings per share:
Net income	0.13	0.04	0.04	(0.03)

(1)
The Company's business is seasonal with 61% and 59% of sales occurring in the first and third fiscal quarters combined for 2002 and 2003, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A. CONTROLS AND PROCEDURES

        Based on an evaluation of Boyds' disclosure controls and procedures conducted within 90 days prior to the date of this report, Boyds' principal executive officer and principal financial officer have concluded that such controls and procedures effectively ensure that information required to be disclosed by Boyds in reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Boyds in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer of Boyds, as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

        Information concerning the directors and executive officers of the Company, their terms of office, the periods during which they have served, their personal business experience, is included in the Company's definitive Proxy Statement for its 2004 Annual Meeting of stockholders and is specifically incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

        Information regarding compensation of the Company's directors and officers is included in the Company's definitive Proxy Statement for its 2004 Annual Meeting of stockholders and is specifically incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares, (ii) each director and executive officer of the Company individually, and (iii) all directors and officers of the Company as a group, is included in the Company's definitive Proxy Statement for its 2004 Annual Meeting of stockholders and is specifically incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and transactions between the Company and its directors, director-nominees, executive officers, and the family members of these individuals is included in the Company's definitive Proxy Statement for its 2004 Annual Meeting of stockholders and is specifically incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding principal accountant fees and services is included in the Company's definitive proxy statement for its 2004 annual meeting of stockholders and specifically included herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a)

1.     Consolidated Financial Statements:

        The index for the consolidated financial statements is under Item 8 of this form 10K.

2.     Consolidated Financial Statement Schedule:

        Schedule of valuation and qualifying accounts

THE BOYDS COLLECTION, LTD.
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at January 1	Additions charged to costs and expenses	Deductions credited to costs and expenses	Balance at December 31
	(in thousands)
2001
Allowance for doubtful accounts	$2,466	$1,602	$961	$3,107
Allowance for returns and allowances	505	149	457	197
Allowance for obsolete inventory	645	9,016	3,630	6,031
Deferred tax asset valuation allowance	145	2,745	—	2,890
2002
Allowance for doubtful accounts	$3,107	$748	$863	$2,992
Allowance for returns and allowances	197	62	120	139
Allowance for obsolete inventory	6,031	2,089	2,880	5,240
Deferred tax asset valuation allowance	2,890	44	2,601	333
2003
Allowance for doubtful accounts	$2,992	$612	$1,415	$2,189
Allowance for returns and allowances	139	400	423	116
Allowance for obsolete inventory	5,240	3,617	6,002	2,855
Deferred tax asset valuation allowance	333	5,086	58	5,361

(3)   Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Boyds (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to Boyds' Registration Statement on Form S-1, filed on February 8, 1999, File No. 333-69535).
3.2	Amended and Restated Bylaws of Boyds (incorporated from Exhibit 3.2 of Boyds' Annual Report on Form 10-K, filed on March 30, 2000 (File No. 001-14843).
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
10.8
Employment Agreement dated January 28, 2000 between Jean-Andre Rougeot and Boyds. (incorporated by reference from Exhibit 10.8 of Boyds' Annual Report on Form 10-K, filed on March 28, 2002, File No. 001-14843)
10.9
Form of Employment Agreement dated October 21, 2003 between Jan L. Murley and Boyds. (incorporated by reference from Exhibit 10.9 of Boyds' Annual Report on Form 10-K, filed on March 29, 2003, File No. 001-14843) *
21	List of subsidiaries (incorporated by reference from Exhibit 21 of Boyds' Registration Statement on Form S-4, filed May 28, 1999, File No. 333-79647).
23	Consent of Deloitte & Touche LLP.*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*

32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification is being furnished in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)*
32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification is being furnished in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)*

*
Filed herewith.

  (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

  (c) See index to Exhibits

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of McSherrystown, State of Pennsylvania on the 29th day of March, 2004.

THE BOYDS COLLECTION, LTD.
By:	Joseph E. Macharsky Chief Financial Officer, Secretary and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 29, 2004.

Signature	Title

/s/ JAN L. MURLEY Jan L. Murley	Chief Executive Officer and Director
/s/ CHRISTINE L. BELL Christine L. Bell	Chief Operating Officer
/s/ JOSEPH E. MACHARSKY Joseph E. Macharsky	Chief Financial Officer, Secretary and Chief Accounting Officer
/s/ GARY M. LOWENTHAL Gary M. Lowenthal	Chairman Emeritus
/s/ HENRY R. KRAVIS Henry R. Kravis	Director
/s/ BRIAN F. CARROLL Brian F. Carroll	Director
/s/ SCOTT M. STUART Scott M. Stuart	Director

/s/ MARC S. LIPSCHULTZ Marc S. Lipschultz	Director
/s/ BRENT SOMERS Brent Somers	Director
/s/ JOSEPH Y. BAE Joseph Y. Bae	Director
/s/ ANN T. BUIVID Ann T. Buivid	Director
/s/ JAMES F. MCCANN James. F. McCann	Director

QuickLinks

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
THE BOYDS COLLECTION, LTD. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THE BOYDS COLLECTION, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
THE BOYDS COLLECTION, LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2001, 2002 and 2003
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
THE BOYDS COLLECTION, LTD. Valuation and Qualifying Accounts
SIGNATURES