Form 10-Q
period 2004-03-31
BOYDS COLLECTION LTD
filed 2004-05-14
CIK 1074530

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share	59,004,202
(Class)	(Outstanding as of April 28, 2004)

THE BOYDS COLLECTION, LTD.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and March 31, 2004

(Unaudited)

	December 31, 2003	March 31, 2004
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,173	$4,235
Accounts receivable, less allowances of $2,189 at December 31, 2003, and $1,650 at March 31, 2004	8,174	11,198
Inventory - primarily finished goods, less allowance for obsolete inventory of $2,855 at December 31, 2003, and $2,872 at March 31, 2004	9,404	9,479
Inventory in transit	3,653	1,475
Other current assets	932	906
Income taxes receivable	1,964	3,502
Deferred income taxes	21,047	21,047
Total current assets	49,347	51,842

PROPERTY AND EQUIPMENT - NET (Note 4)	21,726	23,177

OTHER ASSETS:
Deferred debt issuance costs	961	881
Deferred tax asset	147,997	143,565
Other assets	2,923	2,895
Total other assets	151,881	147,341
TOTAL ASSETS	$222,954	$222,360

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,514	$2,522
Accrued expenses	5,452	4,747
Interest payable	626	1,398
Current portion of long-term debt (Note 5)	14,000	10,500
Total current liabilities	22,592	19,167

LONG-TERM DEBT (Note 5)	62,392	62,392

COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)

STOCKHOLDERS’ EQUITY:
Common stock (61,838 shares issued at December 31, 2003, and March 31, 2004, respectively) and paid-in capital in excess of par	(41,221)	(41,221)
Other comprehensive income:
Accumulated other comprehensive loss	(244)	(208)
Retained earnings	206,873	209,668
Less: Treasury shares at cost (2,834 at December 31, 2003, and at March 31, 2004, respectively)	(27,438)	(27,438)
Total stockholders’ equity	137,970	140,801

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,954	$222,360

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2003 and 2004

(Unaudited)

	Three Months Ended March 31,
	2003	2004
	(in thousands, except per share amounts)

NET SALES	$35,101	$26,337
COST OF GOODS SOLD	12,748	10,454
GROSS PROFIT	22,353	15,883
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,250	9,926
INCOME FROM OPERATIONS	14,103	5,957
OTHER INCOME/(EXPENSE)	42	(78)
INTEREST EXPENSE:
Interest expense	1,411	1,014
Amortization of deferred debt issuance costs	118	80
TOTAL INTEREST EXPENSE	1,529	1,094

INCOME BEFORE PROVISION FOR INCOME TAXES	12,616	4,785
PROVISION FOR INCOME TAXES (Note 8)	4,641	1,990
NET INCOME	$7,975	$2,795

EARNINGS PER SHARE:
Basic and Dilutive Earnings Per Share - Net Income	$0.13	$0.05

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004

(Unaudited)

	Common Stock		Common Stock		Accumulated
	Shares		and Paid-in		Other		Other	Total
	Issued And	Treasury	Capital in	Treasury	Comprehensive	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Excess of Par	Stock	Income/(Loss)	Earnings	Income	Equity
	(in thousands)

BALANCE, JANUARY 1, 2004	61,838	2,834	$(41,221)	$(27,438)	$(244)	$206,873		$137,970
Other comprehensive income:
Foreign currency translation	—	—	—	—	36	—	$36	36
Net income	—	—	—	—	—	2,795	2,795	2,795
Comprehensive income	—	—	—	—	—	—	$2,831	—

BALANCE, March 31, 2004	61,838	2,834	$(41,221)	(27,438)	$(208)	$209,668		$140,801

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2004

(Unaudited)

	Three Months Ended March 31,
	2003	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,975	$2,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	535	471
Amortization and write off of deferred debt issuance costs	118	80
Gain/(loss) on sale of equipment	—	(3)
Deferred taxes	4,431	4,432
Changes in assets and liabilities:
Accounts receivable - net	(4,667)	(3,024)
Inventory - net	(574)	(75)
Inventory in transit	2,552	2,178
Other current assets	218	26
Other assets	(18)	(1)
Accounts payable	(1,169)	8
Income taxes receivable	1,513	(1,538)
Accrued expenses	(76)	(705)
Interest payable	1,066	772
Other liabilities	(92)	—
Net cash provided by operating activities	11,812	5,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(485)	(1,890)
Net cash used in investing activities	(485)	(1,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(6,000)	(3,500)
Net cash used in financing activities	(6,000)	(3,500)

Effect of exchange rate changes on cash	18	36

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,345	62
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,875	4,173
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,220	$4,235
CASH PAID DURING THE PERIOD FOR INTEREST	$344	$242
CASH RECEIVED DURING THE PERIOD FOR INCOME TAXES	$(1,304)	$(934)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1.             INTERIM FINANCIAL STATEMENTS

The Boyds Collection, Ltd. (“Boyds” or the “Company”) operates in two segments which consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business. In September 2002, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. The Company expects to open its second retail store in Pigeon Forge, Tennessee in December of 2004.  These retail stores are being used to generate income and expand the brand awareness and image of Boyds.  Substantially all of the Company’s products are sourced from foreign manufacturers in China through buying agencies.

The condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of income for the three months ended March 31, 2003 and 2004, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2004 and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2004 are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes included in Boyds’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.”  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2003.  The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

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

2.             FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 2003 and at March 31, 2004, Boyds had letters of credit outstanding under its bank credit agreement amounting to $3.1 million and $1.7 million, respectively.  These letters of credit represent Boyds’ commitment to purchase inventory which is to be produced and/or shipped.

3.             RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co., L.P. (“KKR”) is a 59% shareholder of Boyds. For the first quarter ended March 31, 2003 and March 31, 2004, Boyds paid to KKR approximately $0.1 million for management fees and related expenses.

4.             PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2003 and March 31, 2004 were, as follows:

	December 31, 2003	March 31, 2004

Land and building	$18,713	$18,859
Construction in progress	1,050	2,685
Equipment	4,673	4,735
Software development costs	2,372	2,408
Leasehold improvements	1,924	1,924
Furniture and fixtures	398	399
Total	29,130	31,010
Less: accumulated depreciation and amortization	(7,404)	(7,833)
Total	$21,726	$23,177

5.             LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31, 2003	March 31, 2004

9% Senior Subordinated Notes due May 15, 2008	$34,392	$34,392

Credit Agreement:
Secured Tranche A Term Loans due April 2005.
Interest based on LIBOR or base rate as defined	42,000	38,500

Sub-Total	76,392	72,892

Less: Current portion of long-term debt	(14,000)	(10,500)
	$62,392	$62,392

The Senior Subordinated Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003 at 104.5% of face value. Each year thereafter, the rate decreases by 1.5% until 2006. Interest on the Notes is payable semi-annually on May 15 and November 15.

At March 31, 2003 and 2004, the weighted average interest rates in effect for the Tranche A Term Loan were 2.125% and 1.747%, respectively.  In addition, the Tranche A Term Loan has predetermined annual payments through April 2005.

The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of March 31, 2004. The Company believes that it will also be in compliance with all of its debt covenants based on its expected future earnings. The Credit Agreement also provides that the Term Loan and Senior secured revolving credit facility be collateralized by the capital stock of Boyds’ current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow as defined in the Credit Agreement.

The scheduled maturities of the long-term debt, including current portion of $10.5 million due in April 2004, are as follows:

2004	$10,500
2005	28,000
2006	—
2007	—
2008	34,392
$72,892

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

The Company’s wholesale business designs, imports, and distributes resin figurines and plush animals via a global network of independent retailers and distributors.   The Company’s retail operation sells resin figurines, plush animals and a unique entertainment experience directly to the end consumer at its Gettysburg, Pennsylvania flagship location.  A second retail store is expected to be opened in Pigeon Forge, Tennessee in December of 2004.

	For the Three Months Ended, March 31
	2003			2004
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$32,916	$2,185	$35,101	$24,268	$2,069	$26,337
Gross Profit	20,622	1,731	22,353	14,357	1,526	15,883
SG&A	6,781	1,469	8,250	8,066	1,860	9,926
Income from Operations	13,841	262	14,103	6,291	(334)	5,957

Total Assets	$225,568	15,507	$241,075	$202,111	20,249	$222,360

7.             STOCK-BASED COMPENSATION

At March 31, 2004, Boyds has various stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if Boyds had applied the fair value recognition method of accounting provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Quarter Ended March 31
	2003	2004

Net income, as reported	$7,975	$2,795

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	572	557

Pro forma net income	$7,403	$2,238

Earnings per share:
Basic—as reported	$0.13	$0.05
Basic—pro forma	$0.13	$0.04

Diluted—as reported	$0.13	$0.05
Diluted—pro forma	$0.13	$0.04

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

10.          EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income available to common stockholders:

	Three Months Ended March 31,
	2003	2004

Numerator for basic and diluted earnings per share:
Net income	$7,975	$2,795
Denominator:
Denominator for basic earnings per share - weighted average shares	59,111	59,004
Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	59	—
Denominator for diluted earnings per share - weighted average shares	59,170	59,004

EPS - Basic	$0.13	$0.05

EPS - Diluted	$0.13	$0.05

11.          SUBSEQUENT EVENTS

On April 7, 2004 the Company announced the retirement of the Company’s Chief Operating Officer.  In the second quarter, the Company will incur a charge of approximately $0.4 million in relation to the retirement.

On April 21, 2004, the Company paid the remaining balance of $10.5 million on its scheduled bank debt payment.  This payment was partially funded by using $9.0 million of the Company’s revolving credit facility, with the remainder of $1.5 million coming from excess cash provided from operating activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company operates in two segments which consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business.  Boyds is a leading designer, importer and distributor of branded, high-quality, hand crafted collectibles and other specialty giftware products.  Boyds sells its products through an extensive network of approximately 14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. This network of retailers is being serviced by a national sales force that was created in 2002. In September 2002, the Boyds Bear Country™ store opened in Gettysburg, Pennsylvania.   The Company has purchased land in Pigeon Forge, Tennessee to begin construction on its second retail location.  This store is expected to open in December of 2004.  The Company has entered into a Letter of Intent for a lease on land in Myrtle Beach, South Carolina for its third retail location.  In the future, the Company plans to open two stores per year beginning in 2005.

Boyds’ sales consist of plush animals, resin figurines, and other products. Other products include home décor, stationary, accessories and collectors club sales, which are generated from annual dues collected directly from consumers who become members of Boyds’ collectors club, The Loyal Order of Friends of Boyds, which began in July 1996 and currently has approximately 35,000 paying members, and related accessories.

Boyds licenses its product designs to other companies for products including home textiles, infant clothing and wallpaper. Boyds believes such licensing, in addition to providing royalty income, helps to increase consumer awareness of Boyds’ designs and brand image. Boyds reports royalty income in net sales.

Boyds exhibits its products at selected national and regional tradeshows where orders are taken by Boyds’ employees. Boyds operates almost exclusively out of a leased office/distribution facility and owned retail store in the general vicinity of Gettysburg, Pennsylvania. Boyds also leases warehouse space in Dunkeswell, United Kingdom, and Dordrecht, The Netherlands.

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

The most significant accounting estimates inherent in the preparation of Boyds’ financial statements include estimates related to the valuation of the deferred tax assets, determining the ultimate collectability of accounts receivable and the realizable value of inventory.    The process of determining estimates is based on several factors, including historical experience, current and anticipated economic conditions and customer profiles. Boyds continually reevaluates these key factors and makes adjustments to estimates where appropriate. The following are Boyds’ critical accounting policies, some of which require the application of significant estimates and assumptions.

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

•                  As of March 31, 2004, the Company has net deferred tax assets of approximately $164 million or approximately 75% of total assets. Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes.  The recovery of deferred income tax assets is contingent upon applicable tax laws and management’s assessment of future operating results.  In situations which management believes the probability of benefiting from deferred tax assets is less likely than not, a valuation allowance is established for the amount that is less likely than not to be utilized.  The Company will need to generate approximately $400 million of taxable income over the next 30 years to fully realize the federal net deferred tax assets.  In addition, the Company will need to generate approximately $20 million of taxable income in each of the next 10 years to fully realize the state net deferred tax assets.

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

•                  Under the requirements of SFAS No.142, “Goodwill and Other Intangible Assets”, and SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Boyds assesses the potential impairment of identifiable intangibles, long-lived assets and acquired goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  In performing this evaluation, the Company evaluates current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions. Based on Boyds’ evaluation as of January 1, 2004, there was no impairment of goodwill, identifiable intangibles or long-lived assets.

•                  Boyds has various stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Boyds has growing sales operations based in Europe and Canada, but at this time Boyds does not expect any significant impact due to fluctuations in the Euro , the British Pound or the Canadian dollar.

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

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Quarter Ended March 31,
	2003	2004

Net sales	100.0%	100.0%
Gross profit	63.7%	60.3%
Selling, general and administrative expenses	23.5%	37.7%
Income from operations	40.2%	22.6%
Other income/(expenses), net	0.0%	-0.2%
Interest expense	4.3%	4.2%
Provision for income taxes	13.2%	7.6%
Net income	22.7%	10.6%

Executive Summary

In the first quarter of 2004, the Company’s net sales decline was primarily attributed to the wholesale segment, and was consistent with the trend that was experienced in 2003.  The Company believes that results associated with several of its product and sales interventions in the wholesale business that were implemented during the first quarter of 2004 will begin to translate into sales during the second and third quarters.  As an initial indication of the success of these interventions the Company’s bookings (cancelable orders) have seen a dramatic slowing in the negative trend from a negative 25% to a negative 3-5%.  The efforts that have driven this improvement include our focus on giftability, such as our new Razz-beariesTM and Bears & FriendsTM lines, as well as the early success of our NASCAR licensed plush collection, which ships to stores in May.  We are also working to focus our sales efforts on higher-traffic channels, and have made key progress to this end.  The Company’s retail store experienced a decline in net sales of 5% due to a decline in customer traffic associated with the Company’s choice to move promotional events to months with higher traffic and to inclement weather.  The first quarter amounts to only 13% of annual retail sales and it is anticipated that this shortfall will be overcome by the end of the year.

During the quarter the Company’s net income decreased by $5.2 million to $2.8 million.  This decrease was caused by the reduction in sales, increased SG&A costs surrounding the national sales force and management overhead costs in the retail segment.  In addition to the sales initiatives that the Company put into place in the fourth quarter of 2003, the Company is working to find additional efficiencies in its SG&A operating model that would result in additional cost savings.

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Net sales decreased $8.8 million, or 25%, to $26.3 million in the first quarter of 2004 from $35.1 million for the first quarter of 2003.  Sales of Boyds’ plush products decreased $7.6 million, or 35%, resin product sales decreased $1.2 million, or 13%, and other product sales increased $0.1 million, or 2%.  As a percentage of net sales for the quarter, plush products represented 54%, resin products represented 31%, and other products represented 15%.

Wholesale net sales declined $8.7 million in the quarter, or 26%, to $24.2 million in 2004 from $32.9 million in 2003.  Retail net sales declined $0.1 million to $2.1 million in 2004 from $2.2 million in 2003.  Wholesale revenues continued to decline at the same trend experienced in late 2003.   A significant portion of this decline can be attributed to the slowing sales in the Company’s core fashion family plush product line.  Sales in this product line are suffering from the overall declining sales in collectible stores and the slowness with which the Company was able to attract new collectors.

Gross profit decreased $6.5 million, or 29%, to $15.9 million in the first quarter of 2004 from $22.4 million for the first quarter of 2003.  Gross profit as a percentage of net sales decreased to 60% for the quarter from 64% for the same period in 2003.  The dollar and the percentage decrease can be attributed to the decrease in sales, an increase in the charge for capitalization of inventory, and an increase in the transportation costs of shipments.  Wholesale gross profit decreased by $6.3 million, or 30%, to $14.4 million in 2004 from $20.7 million in 2003.  Retail gross profit decreased by $0.2 million, or 12%, to $1.5 million in 2004 from $1.7 million in 2003.

SG&A expense increased $1.6 million, or 19%, to $9.9 million in the first quarter of 2004 from $8.3 million for the first quarter of 2003.  SG&A as a percent of net sales increased to 38% for the quarter from 24% for the same period in 2003.  The dollar and percentage increases in SG&A expenses were primarily a result of fully staffing the national sales force, a reduction in the benefit received from the reversal of bad debt expense, and management overhead costs in the retail segment.

Income from operations declined $8.1 million, or 58%, to $6.0 million in the first quarter of 2004 from $14.1 million for the first quarter of 2003.  Income from operations as a percentage of net sales declined to 23% for the quarter from 40% for the same period in 2003.  The dollar decline and the decline in the percentage of net sales were primarily attributable to the decline in sales, operational costs of the national sales force and management overhead costs in the retail segment.

Total interest expense declined $0.4 million, or 27%, to $1.1 million in the first quarter of 2004 from $1.5 million for the first quarter of 2003.  Total interest expense as a percentage of net sales remained flat at 4% for the quarter as compared to the same period in 2003.  The dollar decline was due to the reduction of debt from the use of excess cash.

Provision for income taxes decreased $2.6 million, or 57%, to $2.0 million in the first quarter of 2004 from $4.6 million for the first quarter of 2003.   The dollar decline was due to decreased sales and increased operational costs associated with the national sales force and management overhead costs in the retail segment. These were partially offset by a settlement notice from the State of Pennsylvania received in the first quarter of 2003 regarding a franchise tax benefit of approximately $0.9 million relating to the tax year 2000. The effective tax rate for the quarters ended March 31, 2003 and 2004 was 39.6% and 41.0%, respectively.

Net income declined $5.2 million, or 65%, to $2.8 million in the first quarter of 2004 from $8.0 million for the first quarter of 2003.  Net income as a percent of sales decreased to 11% for the quarter from 23% for the same period in 2003.  The dollar decline and the decline in the percentage of net sales were due primarily to the decline in sales, the increased costs associated with the national sales force, and increased management overhead costs in the retail segment.

Liquidity and Capital Resources

Boyds’ primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds’ primary uses of cash are to fund working capital requirements and to service debt. Cash balances remained constant at $4.2 million in the first three months of 2004 as compared to the balances at December 31, 2003.

Operating Activities

Cash provided by operating activities decreased $6.4 million, or 54%, to $5.4 million in the first three months of 2004 from $11.8 million for the first three months of 2003. The cash flow decrease was primarily attributable to the decrease in sales and the additional costs associated with the national sales force.

Investing Activities

 Capital and investment expenditures totaled $1.9 million in the first three months of 2004 as compared to $0.5 million in the first three months of 2003. This increase in expenditures was a result of construction costs of $1.6 million on the Boyds Bear CountryTM store in Pigeon Forge, Tennessee.

Financing Activities

In connection with the recapitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings up to $40.0 million. As of March 31, 2004, Boyds has repaid $130.6 million of the notes, leaving a balance outstanding of $34.4 million. Boyds has repaid $286.5 million of the term loans under the credit agreement, leaving a balance outstanding of $38.5 million as of March 31, 2004. Boyds has reduced its total debt by $24.8 million in the past twelve months.

On April 21, 2004, the Company paid $10.5 million of the remaining balance of the Tranche A Term Loan. This payment was partially funded by using $9.0 million of the Company’s revolving credit facility, with the remainder of $1.5 million coming from excess cash provided from operating activities.

The revolving credit facility provides loans in an aggregate amount of up to $40.0 million.  Boyds had no borrowings outstanding under the revolving credit facility as of March 31, 2004.  The revolving credit facility will be available to fund the working capital needs of Boyds.  Boyds utilized $9.0 million of the revolving credit facility to make its scheduled bank debt payment in April 2004.  Borrowings under the credit agreement bear interest at a rate per annum equal to a margin over either a base rate or LIBOR, at Boyds’ option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the tranche A term loan is being amortized over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds’ ability to declare dividends or make distributions. Boyds is in compliance with all applicable covenants as of March 31, 2004 and the Company believes that based on its future earnings it will also be in compliance with all of its debt covenants. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow, as defined in the credit agreement.

On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of the Company’s common stock. As of March 31, 2004, Boyds had repurchased 344,730 shares of common stock pursuant to the Stock Repurchase Program for an aggregate amount of approximately $2 million. These repurchases were financed out of operating cash flow. Any future repurchases under the Stock Repurchase Program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of March 31, 2004, Boyds had repurchased $64.6 million of its notes pursuant to the Bond Repurchase Program. These repurchases were financed out of operating cash flow. Any future repurchases under the Bond Repurchase Program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

Management believes that cash flow from operations and availability under the revolving credit facility will provide adequate funds for Boyds’ foreseeable working capital needs, planned capital expenditures, debt service obligations, the Stock Repurchase Program and the Bond Repurchase Program. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Boyds on acceptable terms, or at all. Boyds’ ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Boyds’ control.  The Company is actively working to refinance its existing debt and plans to have a new debt structure in place by December 31, 2004.

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

Required debt payments. Boyds has significant debt on its balance sheet. If the Company does not refinance its existing debt and/or does not generate sufficient cash flows, the Company may have difficulty making its required debt payments in the future.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.”  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2003.  The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

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

RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co., L.P. (“KKR”) is a 59% shareholder of Boyds. For the first quarter ended March 31, 2003 and March 31, 2004, Boyds paid to KKR approximately $0.1 million for management fees and related expenses.

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

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk.

Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $72.9 million at March 31, 2004. Of this amount, $38.5 million under the Credit Agreement is subject to interest rate fluctuations. A hypothetical 1% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

Boyds faces currency risk exposure that arises from translating the results of its European and Canadian operations that are denominated in the local currency of the Euro, the British Pound and the Canadian dollar, to the U.S. dollar. The currency risk exposure is not material as the operations of the European and Canadian subsidiaries do not have a material impact on the Company’s earnings.

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

Item 4.                                   Controls and Procedures

Boyds maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Boyds carried out an evaluation of its disclosure controls and procedures, under the supervision and with the participation of the Chief Executive and Chief Financial Officers, as of a date within 90 days of the filing date of this report, and based on such evaluation, Boyds’ Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that Boyds is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits – See Index to Exhibits

(b) Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 14, 2004

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

10.9

Form of Employment Agreement dated October 21, 2003 between Jan L. Murley and Boyds (incorporated by reference from Exhibit 10.9 of Boyds’ Annual Report on Form 10-K, filed on March 29, 2004, File No. 001-14843).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification is being furnished in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed “filed” with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the

Securities Act of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)*
32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification is being furnished in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed “filed” with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)*

*                 Filed herewith