Form 10-Q
period 2004-06-30
BOYDS COLLECTION LTD
filed 2004-08-16
CIK 1074530

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share	59,004,202
(Class)	(Outstanding as of August 6, 2004)

THE BOYDS COLLECTION, LTD.
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and June 30, 2004
(Unaudited)

	December 31,	June 30,
	2003	2004
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,173	$739
Accounts receivable, less allowances of $2,189 at December 31, 2003, and $2,068 at June 30, 2004	8,174	12,781
Inventory—primarily finished goods, less allowance for obsolete inventory of $2,855 at December 31, 2003, and $3,308 at June 30, 2004	9,404	12,243
Inventory in transit	3,653	350
Other current assets	932	1,141
Income taxes receivable	1,964	922
Deferred income taxes	21,047	21,047
Total current assets	49,347	49,223
PROPERTY AND EQUIPMENT—NET (Note 4)	21,726	25,152
OTHER ASSETS:
Deferred debt issuance costs	961	796
Deferred tax asset	147,997	145,609
Other assets	2,923	2,881
Total other assets	151,881	149,286
TOTAL ASSETS	$222,954	$223,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,514	$3,604
Accrued expenses	5,452	5,750
Interest payable	626	601
Current portion of long-term debt (Note 5)	14,000	38,000
Total current liabilities	22,592	47,955
LONG-TERM DEBT (Note 5)	62,392	34,392
COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)
STOCKHOLDERS’ EQUITY:
Common stock (61,838 shares issued at December 31, 2003, and June 30, 2004, respectively) and paid-in capital in excess of par	(41,221)	(41,221)
Other comprehensive income:
Accumulated other comprehensive loss	(244)	(221)
Retained earnings	206,873	210,194
Less: Treasury shares at cost (2,834 at December 31, 2003, and at June 30, 2004, respectively)	(27,438)	(27,438)
Total stockholders’ equity	137,970	141,314
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,954	$223,661

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2003 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands, except per share amounts)
NET SALES	$24,465	$22,626	$59,567	$48,963
COST OF GOODS SOLD	8,621	8,728	21,370	19,182
GROSS PROFIT	15,844	13,898	38,197	29,781
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,409	11,765	18,658	21,691
INCOME FROM OPERATIONS	5,435	2,133	19,539	8,090
OTHER EXPENSE	(68)	(17)	(27)	(96)
INTEREST EXPENSE:
Interest expense	1,249	1,008	2,660	2,022
Amortization of deferred debt issuance costs	234	86	352	165
TOTAL INTEREST EXPENSE	1,483	1,094	3,012	2,187
INCOME BEFORE PROVISION FOR INCOME TAXES	3,884	1,022	16,500	5,807
PROVISION FOR INCOME TAXES (Note 8)	1,706	495	6,347	2,486
NET INCOME	$2,178	$527	$10,153	$3,321
EARNINGS PER SHARE:
Basic and Dilutive Earnings Per Share—Net Income	$0.04	$0.01	$0.17	$0.06

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004
(Unaudited)

	Common Stock		Common Stock		Accumulated
	Shares		and Paid-in		Other		Other	Total
	Issued And	Treasury	Capital in	Treasury	Comprehensive	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Excess of Par	Stock	Income/(Loss)	Earnings	Income	Equity
	(in thousands)
BALANCE, JANUARY 1, 2004	61,838	2,834	$(41,221)	$(27,438)	$(244)	$206,873		$137,970
Other comprehensive income:
Foreign currency translation	—	—	—	—	23	—	$23	23
Net income	—	—	—	—	.	3,321	3,321	3,321
Comprehensive income	—	—	—	—	—	—	$3,344	—
BALANCE, June 30, 2004	61,838	2,834	$(41,221)	(27,438)	$(221)	$210,194		$141,314

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2004
(Unaudited)

	Six Months Ended June 30,
	2003	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,153	$3,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,096	944
Amortization and write off of deferred debt issuance costs	352	165
Loss on sale of equipment	(2)	(3)
Deferred taxes	8,863	2,388
Changes in assets and liabilities:
Accounts receivable—net	(2,110)	(4,607)
Inventory—net	(3,105)	(2,839)
Inventory in transit	2,074	3,303
Other current assets	55	(209)
Other assets	(20)	(14)
Accounts payable	(1,355)	1,090
Accrued taxes/Income taxes receivable	(1,232)	1,042
Accrued expenses	(275)	297
Interest payable	(90)	(25)
Net cash provided by operating activities	14,404	4,853
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(763)	(4,310)
Net cash used in investing activities	(763)	(4,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(11,297)	(14,000)
Net borrowings under revolving credit agreement	—	10,000
Net cash used in financing activities	(11,297)	(4,000)
Effect of exchange rate changes on cash	(8)	23
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,336	(3,434)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,875	4,173
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,211	$739
CASH PAID DURING THE PERIOD FOR INTEREST	$2,749	$2,047
CASH RECEIVED DURING THE PERIOD FOR INCOME TAXES	$(1,284)	$(969)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.   INTERIM FINANCIAL STATEMENTS

The Boyds Collection, Ltd. (“Boyds” or the “Company”) operates in two segments, which consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business. In September 2002, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. The Company expects to open its second retail store in Pigeon Forge, Tennessee in mid-November of 2004, its third in Myrtle Beach, South Carolina, in mid-2005, and the Company has entered into a letter of intent for its fourth location in Branson, Missouri. These retail stores are being used to generate income and expand the brand awareness and image of Boyds. Substantially all of the Company’s products are sourced from foreign manufacturers in China through buying agencies.

The condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of income for the three and six months ended June 30, 2003 and 2004, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2004 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2004 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in Boyds’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which provides guidance on when to consolidate variable interest entities. In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. The Interpretation applies immediately to variable interest entities created after December 31, 2003. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  This statement amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into these condensed consolidated financial statements and accompanying notes (see Note 7).

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

2.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 2003 and at June 30, 2004, Boyds had letters of credit outstanding under its bank credit agreement amounting to $3.1 million and $5.2 million, respectively. These letters of credit represent Boyds’ commitment to purchase inventory which is to be produced and/or shipped.

3.   RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co., L.P. (“KKR”) is a 59% shareholder of Boyds. For each of the second quarter and six months ended June 30, 2003 and June 30, 2004, Boyds paid to KKR approximately $0.1 million and $0.2 million for management fees and related expenses.

4.   PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2003 and June 30, 2004 were, as follows:

	December 31,	June, 30,
	2003	2004
Land and building	$18,713	$18,887
Construction in progress	1,050	5,023
Equipment	4,673	4,767
Software development costs	2,372	2,408
Leasehold improvements	1,924	1,942
Furniture and fixtures	398	399
Total	29,130	33,426
Less: accumulated depreciation and amortization	(7,404)	(8,274)
Total	$21,726	$25,152

5.   LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31,	June 30,
	2003	2004
9% Senior Subordinated Notes due May 15, 2008	$34,392	$34,392
Credit Agreement:
Revolver	—	10,000
Secured Tranche A Term Loans due April 2005.
Interest based on LIBOR or base rate as defined	42,000	28,000
Sub-Total	76,392	72,392
Less: Current portion of long-term debt	(14,000)	(38,000)
	$62,392	$34,392

The Senior Subordinated Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003 at 104.5% of face value. Each year thereafter, the rate decreases by 1.5% until 2006. Interest on the Notes is payable semi-annually on May 15 and November 15.

At June 30, 2003 and 2004, the weighted average interest rates in effect for the Tranche A Term Loan were 1.853% and 2.027%, respectively. In addition, the Tranche A Term Loan has predetermined annual payments through April 2005. The weighted average interest rate in effect for the Revolver at June 30, 2004 was 1.938%. The Company had no amount outstanding on the Revolver at June 30, 2003.

The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of June 30, 2004. The Company believes that it will also be in compliance with all of its debt covenants based on its expected future earnings. The Credit Agreement also provides that the Term Loan and Senior secured revolving credit facility be collateralized by the capital stock of Boyds’ current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow as defined in the Credit Agreement. The Credit Agreement expires in April of 2005. The Company expects to refinance its existing debt and plans to have a new debt structure in place by the end of 2004.

The scheduled maturities of the long-term debt, including current portion of $38.0 million due in April 2005, are as follows:

2005	38,000
2006	—
2007	—
2008	34,392
$72,392

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

The Company’s wholesale business designs, imports, and distributes resin figurines and plush animals via a global network of independent retailers and distributors. The Company’s retail operation sells resin figurines, plush animals and a unique entertainment experience directly to the end consumer at its Gettysburg, Pennsylvania flagship location. Additional retail stores are planned, with the second to open in Pigeon Forge, Tennessee in mid-November of 2004, the third to open in Myrtle Beach, South Carolina in mid-2005. The Company has entered into a letter of intent to open its fourth store in Branson, Missouri.

	For the Three Months Ended, June 30,
	2003			2004
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$20,694	$3,771	$24,465	$19,044	$3,582	$22,626
Gross Profit	12,998	2,846	15,844	11,169	2,729	13,898
SG&A	8,782	1,627	10,409	9,684	2,081	11,765
Income from Operations	4,216	1,219	5,435	1,485	648	2,133

	For the Six Months Ended, June 30,
	2003			2004
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$53,611	$5,956	$59,567	$43,312	$5,651	$48,963
Gross Profit	33,620	4,577	38,197	25,526	4,255	29,781
SG&A	15,562	3,096	18,658	17,750	3,941	21,691
Income from Operations	18,058	1,481	19,539	7,776	314	8,090
Total Assets	$208,955	$13,999	$222,954	$203,341	$20,320	$223,661

7.   STOCK-BASED COMPENSATION

At June 30, 2004, Boyds has various stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Boyds had applied the fair value recognition method of accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Quarter Ended		Six Months Ended
	June 30,		June 30
	2003	2004	2003	2004
Net income, as reported	$2,178	$527	$10,153	$3,321
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	588	582	588	968
Pro forma net income(loss)	$1,590	$(55)	$9,565	$2,353
Earnings per share:
Basic—as reported	$0.04	$0.01	$0.17	$0.06
Basic—pro forma	$0.03	$0.00	$0.16	$0.04
Diluted—as reported	$0.04	$0.01	$0.17	$0.06
Diluted—pro forma	$0.03	$0.00	$0.16	$0.04

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

10.   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income available to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Numerator for basic and diluted earnings per share:
Net income	$2,178	$527	$10,153	$3,321
Denominator:
Denominator for basic earnings per share—weighted average shares	59,111	59,004	59,111	59,004
Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	33	5	55	6
Denominator for diluted earnings per share—weighted average shares	59,144	59,009	59,166	59,010
EPS—Basic	$0.04	$0.01	$0.17	$0.06
EPS—Diluted	$0.04	$0.01	$0.17	$0.06

11.   SUBSEQUENT EVENTS

During July 2004, the Company drew on its revolver in the amount of $2.5 million to fund its continuing operations.

On July 13, 2004, Dennis Brando, Vice President of Merchandising, left the Company. The Company will incur approximately $0.1 million in expenses associated with his departure.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company operates in two segments which consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business. Boyds is a leading designer, importer and distributor of branded, high-quality, hand crafted collectibles and other specialty giftware products. Boyds sells its products through an extensive network of approximately 14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. This network of retailers is being serviced by a national sales force that was created in 2002. In September 2002, the Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. The Company is expecting to open its second retail location in Pigeon Forge, Tennessee in mid-November of 2004. The third retail location is expected to open in mid-2005 in Myrtle Beach, South Carolina. The Company has entered into a Letter of Intent for its fourth retail location in Branson, Missouri. The Company plans to continue opening two stores per year.

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

•       As of June 30, 2004, the Company has net deferred tax assets of approximately $160 million or approximately 72% of total assets. Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. The recovery of deferred income tax assets is contingent upon applicable tax laws and management’s assessment of future operating results. In situations which management believes the probability of benefiting from deferred tax assets is less likely than not, a valuation allowance is established for the amount that is less likely than not to be utilized. The Company will need to generate approximately $400 million of taxable income over the next 30 years to fully realize the federal net deferred tax assets. In addition, the Company will need to generate approximately $20 million of taxable income in each of the next 10 years to fully realize the state net deferred tax assets.

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

Boyds has growing sales operations based in Europe and Canada, but at this time Boyds does not expect any significant impact due to fluctuations in the Euro, the British Pound or the Canadian dollar.

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

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Quarter		Six months
	Ended		Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	64.8%	61.4%	64.1%	60.8%
Selling, general and administrative expenses	42.5%	52.0%	31.3%	44.3%
Income from operations	22.2%	9.4%	32.8%	16.5%
Other expense, net	0.0%	(0.1)%	0.0%	(0.1)%
Interest expense	6.1%	4.8%	5.1%	4.5%
Provision for income taxes	7.0%	2.2%	10.7%	5.1%
Net income	8.9%	2.3%	17.0%	6.8%

Executive Summary

In the second quarter of 2004, the Company’s net sales declined by 8%, which was primarily attributed to the wholesale segment. While the Company is not pleased with this decline, it is appreciably better than the negative trend the Company experienced through 2003 and into the first quarter of 2004, which was a decline of approximately 25%. Key to impacting this negative trend was the release of several new product lines that the Company began shipping in the second quarter, most notably our NASCAR™ plush line. The Company’s bookings (cancelable orders) for the second quarter are down 10-12%, which is better than the 2003 trends that the Company experienced, but lower than the trend we saw in the first quarter of 2004. This slowing can be attributed to the timing of product introduction on several product lines that was delayed to coincide with our participation in the July Atlanta Gift Show. We continue to see opportunities in the giftable business and we have been expanding our presence in retail locations with this giftable profile. In an effort to bolster our “collectible” stores we are rolling out our Boyds Home Reunion™  (home party) program, which allows retailers to extend their store-fronts into the homes of their customers. This program is currently targeted at our larger retailers. The Company’s retail store experienced a decline in net sales of 5%, compared to the same period for 2003, due to a decline in customer traffic.

The Company’s net income for the second quarter decreased from 2003 by $1.7 million to $0.5 million. This decrease was caused by the reduction in sales, increased licensed product royalties, increased SG&A costs associated with fully staffing the national sales force, the retirement package for the Company’s Chief Operating Officer and additional management overhead costs in the retail segment.

Cash provided by operations in the first six months of 2004 was approximately $4.9 million. In the first six months of 2004, the Company utilized its existing cash, cash generated from operations and borrowings under the Revolving Credit Agreement to repay approximately $14.0 million of debt and invested approximately $4.3 million of cash in property and equipment. The Company is actively working to refinance its existing debt and plans to have a new debt structure in place by December 31, 2004.

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

Net sales decreased $1.9 million, or 8%, to $22.6 million in the second quarter of 2004 from $24.5 million for the second quarter of 2003. Sales of Boyds’ plush products increased $0.4 million, or 4%, resin product sales decreased $1.8 million, or 22%, and other product sales decreased $0.5 million, or 14%. As a percentage of net sales for the quarter, plush products represented 58%, resin products represented 28%, and other products represented 14%.

Wholesale net sales declined $1.7 million in the quarter, or 8%, to $19.0 million in 2004 from $20.7 million in 2003. Retail net sales declined $0.2 million to $3.6 million in 2004 from $3.8 million in 2003. Wholesale revenues were impacted by the reduced sales of the Company’s resin lines, specifically its Bearstone™ and Teaberrie™ lines, and in its core fashion family plush lines. These reduced sales were partially offset by strong plush sales in our newly offered NASCAR™ line and from our custom plush. Retail sales were impacted by the continued slowness of customer traffic to the Gettysburg store.

Gross profit decreased $1.9 million, or 12%, to $13.9 million in the second quarter of 2004 from $15.8 million for the second quarter of 2003. Gross profit as a percentage of net sales decreased to 61% for the quarter from 65% for the same period in 2003. The dollar decrease and percentage decrease is attributed to the decrease in sales, a decrease in the amount of costs capitalized in inventory, higher transportation costs, and costs associated with NASCAR™ royalties. The Company’s NASCAR™ product line has a lower gross margin compared to its other product lines due to the additional royalties that are paid on these product lines. Wholesale gross profit decreased by $1.8 million, or 14%, to $11.2 million in 2004 from $13.0 million in 2003. Retail gross profit decreased by $0.1 million, or 4%, to $2.7 million in 2004 from $2.8 million in 2003.

SG&A expense increased $1.4 million, or 13%, to $11.8 million in the second quarter of 2004 from $10.4 million for the second quarter of 2003. SG&A as a percent of net sales increased to 52% for the quarter from 43% for the same period in 2003. The dollar increases can be attributed to the costs associated with fully staffing the national sales force, the retirement package for the Company’s Chief Operating Officer and increased management overhead costs in the retail segment. Additionally, the decline in sales along with the previously mentioned SG&A dollar increases, are the causes in the percentage increase to SG&A expense.

Income from operations declined $3.3 million, or 61%, to $2.1 million in the second quarter of 2004 from $5.4 million for the second quarter of 2003. Income from operations as a percentage of net sales declined to 9% for the quarter from 22% for the same period in 2003. The dollar decline and the decline in the percentage of net sales was primarily attributable to the decline in sales, increased licensed product royalties, operational costs associated with fully staffing the national sales force, the retirement package for the Company’s Chief Operating Officer and increased management overhead costs in the retail segment.

Total interest expense declined $0.4 million, or 27%, to $1.1 million in the second quarter of 2004 from $1.5 million for the second quarter of 2003. Total interest expense as a percentage of net sales decreased to 5% for the second quarter of 2004 from 6% for the same period in 2003. The dollar decline was due to the lower amount of outstanding debt for the period.

Provision for income taxes decreased $1.2 million, or 71%, from $1.7 million for the second quarter of 2003 to $0.5 million in the second quarter of 2004. The dollar decline was due to decreased sales, increased licensed product royalties, increased operational costs associated with fully staffing the national sales force and increased management overhead costs in the retail segment.

Net income declined $1.7 million, or 77%, to $0.5 million in the second quarter of 2004 from $2.2 million for the second quarter of 2003. Net income as a percent of sales decreased to 2% for the quarter from 9% for the same period in 2003. The dollar decline and the decline in the percentage of net sales was primarily due to the decline in sales, increased licensed product royalties, increased costs associated with fully staffing the national sales force, and increased management overhead costs in the retail segment.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Net sales decreased $10.6 million, or 18%, to $49.0 million in the first six months of 2004 from $59.6 million for the first six months of 2003. Sales of Boyds’ plush products decreased $6.6 million, or 19%, resin product sales decreased $3.0 million, or 17%, and other product sales decreased $1.0 million, or 13%.

As a percentage of net sales for the first six months, plush products represented 56%, resin products represented 30%, and other products represented 14%.

Wholesale net sales declined $10.3 million in the first six months, or 19%, to $43.3 million in 2004 from $53.6 million in 2003. Retail net sales declined $0.3 million to $5.7 million in 2004 from $6.0 million in 2003. Wholesale net sales were impacted by the decline in plush product from the first quarter, which were partially offset by the increases in the giftable plush, as described above, which was experienced in the second quarter, particularly in the new NASCAR™ line. Resin products continue to struggle specifically the Company’s more collectible Bearstone™ line. While the customer traffic slowdown at the retail store in Gettysburg continues, in the second quarter the Company did see a slowing of the negative trend. The slowing of the trend is attributed to promotional events held in May and June of 2004.

Gross profit decreased $8.4 million, or 22%, to $29.8 million in the first six months of 2004 from $38.2 million for the first six months of 2003. Gross profit as a percentage of net sales decreased to 61% for the first six months from 64% for the same period in 2003. The dollar decrease and the percentage decrease can be attributed to the decrease in sales, a decrease in the amount of costs capitalized in inventory, higher transportation costs, and costs associated with NASCAR™ royalties. Wholesale gross profit decreased by $8.1 million, or 24%, to $25.5 million in 2004 from $33.6 million in 2003. Retail gross profit decreased by $0.3 million, or 7%, to $4.3 million in 2004 from $4.6 million in 2003.

SG&A expense increased $3.0 million, or 16%, to $21.7 million in the first six months of 2004, from $18.7 million for the fist six months of 2003. SG&A as a percent of net sales increased to 44% for the first six months from 31% for the same period in 2003. The dollar increase in SG&A expenses was a result of fully staffing the national sales force, the retirement package for the Company’s Chief Operating Officer, a reduction in the benefit received from the reversal of bad debt expense, and increased management overhead costs in the retail segment. Additionally, the decline in sales along with the previously mentioned SG&A dollar increases, are the cause in the percentage increase to SG&A expense.

Income from operations declined $11.4 million, or 58%, to $8.1 million in the first six months of 2004 from $19.5 million for the first six months of 2003. Income from operations as a percentage of net sales declined to 17% for the quarter from 33% for the same period in 2003. The dollar decline and the decline in the percentage of net sales was primarily attributable to the decline in sales, increased licensed product royalties, operational costs associated with fully staffing the national sales force and increased management overhead costs in the retail segment.

Total interest expense declined $0.8 million, or 27%, to $2.2 million in the first six months of 2004 from $3.0 million for the first six months of 2003. Total interest expense as a percentage of net sales decreased to 4% for the first six months of 2004 from 5% for the same period in 2003. The dollar decline was due to the lower amount of outstanding debt for the period.

Provision for income taxes decreased $3.8 million, or 60%, to $2.5 million in the first six months of 2004 from $6.3 million for the six months of 2003. The dollar decline was due to decreased sales, increased licensed product royalties, increased operational costs associated with fully staffing the national sales force and increased management overhead costs in the retail segment. These were partially offset by a settlement notice from the State of Pennsylvania received in the first quarter of 2003 regarding a franchise tax benefit of approximately $0.9 million relating to the tax year 2000.

Net income declined $6.9 million, or 68%, to $3.3 million in the first six months of 2004 from $10.2 million for the first six months of 2003. Net income as a percent of sales decreased to 7% for the year from 17% for the same period in 2003. The dollar decline and the decline in the percentage of net sales was due primarily to the decline in sales, increased licensed product royalties, the increased costs associated with fully staffing the national sales force, and increased management overhead costs in the retail segment.

Liquidity and Capital Resources

Boyds’ primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds’ primary uses of cash are to fund working capital requirements and to service debt. Cash balances decreased to $0.7 million in the first six months of 2004 as compared to $4.2 million at December 31, 2003.

Operating Activities

Cash provided by operating activities decreased $9.5 million, or 66%, to $4.9 million in the first six months of 2004 from $14.4 million for the first six months of 2003. The cash flow decrease was primarily attributable to the decrease in sales and the additional costs associated with the national sales force and an increase in accounts receivable caused by new dating programs for select customers.

Investing Activities

Capital and investment expenditures totaled $4.3 million in the first six months of 2004 as compared to $0.8 million in the first six months of 2003. This increase in expenditures was a result of construction costs of $3.5 million on Boyds Bear Country™—Pigeon Forge, Tennessee.

Financing Activities

In connection with the recapitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings up to $40.0 million. As of June 30, 2004, Boyds has repaid $130.6 million of the notes, leaving a balance outstanding of $34.4 million. Boyds has repaid $297.0 million of the term loans under the credit agreement, leaving a balance outstanding of $28.0 million as of June 30, 2004. Boyds has reduced its total debt by $20.0 million in the past twelve months.

The revolving credit facility provides loans in an aggregate amount of up to $40.0 million. The Company has borrowed $10.0 million under this agreement as of June 30, 2004. The revolving credit facility will be available to fund the working capital needs of Boyds. Borrowings under the credit agreement bear interest at a rate per annum equal to a margin over either a base rate or LIBOR, at Boyds’ option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the tranche A term loan is being amortized over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds’ ability to declare dividends or make distributions. Boyds is in compliance with all applicable covenants as of June 30, 2004 and the Company believes that based on its future earnings it will also be in compliance with all of its debt covenants. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow, as defined in the credit agreement.

On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of the Company’s common stock. As of June 30, 2004, Boyds had repurchased 344,730 shares of common stock pursuant to the Stock Repurchase Program for an aggregate amount of approximately $2 million. These repurchases were financed out of operating cash flow. Any future repurchases under the Stock Repurchase Program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of June 30, 2004, Boyds had repurchased $64.6 million of its notes pursuant to the Bond Repurchase Program. These repurchases were funded out of operating cash flow. Any future repurchases under the Bond Repurchase Program are expected to be funded similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

Management believes that cash flow from operations and availability under the existing revolving credit facility, which expires in April 2005, will provide adequate funds for Boyds’ foreseeable working capital needs, planned capital expenditures, debt service obligations, the Stock Repurchase Program and the Bond Repurchase Program. The Company is actively working to refinance its existing debt and plans to have a new debt structure in place by December 31, 2004. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Boyds on acceptable terms, or at all. Boyds’ ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Boyds’ control.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which provides guidance on when to consolidate variable interest entities. In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. The Interpretation applies immediately to variable interest entities created after December 31, 2003. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into these condensed consolidated financial statements and accompanying notes (see Note 7).

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In general, this statement is effective for contracts entered into or modified after June 30, 2004, and for hedging relationships designated after June 30, 2004. The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

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

RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co., L.P. (“KKR”) is a 59% shareholder of Boyds. . For each of the second quarter and six months ended June 30, 2003 and June 30, 2004, Boyds paid to KKR approximately $0.1 million and $0.2 million for management fees and related expenses.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $72.4 million at June 30, 2004. Of this amount, $38.0 million under the Credit Agreement is subject to interest rate fluctuations. A hypothetical 1% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

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

(a)   Exhibits—See Index to Exhibits

(b)   Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      August 16, 2004

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