Form 10-Q
period 2004-09-30
BOYDS COLLECTION LTD
filed 2004-11-15
CIK 1074530

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2004
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share	59,004,202
(Class)	(Outstanding as of October 12, 2004)

THE BOYDS COLLECTION, LTD.
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and September 30, 2004
Unaudited

	December 31, 2003	September 30, 2004
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,173	$27
Accounts receivable, less allowances of $2,189 at December 31, 2003, and $2,002 at September 30, 2004	8,174	19,994
Inventory—primarily finished goods, less allowance for obsolete inventory of $2,855 at December 31, 2003, and $2,756 at September 30, 2004	9,404	13,039
Inventory in transit	3,653	2,220
Other current assets	932	917
Income taxes receivable	1,964	—
Deferred income taxes	21,047	21,047

Total current assets	49,347	57,244
PROPERTY AND EQUIPMENT—NET (Note 4)	21,726	32,427
OTHER ASSETS:
Deferred debt issuance costs	961	720
Deferred tax asset	147,997	142,838
Other assets	2,923	2,982

Total other assets	151,881	146,540

TOTAL ASSETS	$222,954	$236,211

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,514	$6,811
Accrued expenses	5,452	6,133
Income taxes payable	—	705
Interest payable	626	1,394
Current portion of long-term debt (Note 5)	14,000	41,000

Total current liabilities	22,592	56,043
LONG-TERM DEBT (Note 5)	62,392	34,392
COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)
STOCKHOLDERS' EQUITY:
Common stock (61,838 shares issued at December 31, 2003, and September 30, 2004, respectively) and paid-in capital in excess of par	(41,221)	(41,221)
Other comprehensive income:
Accumulated other comprehensive loss	(244)	(224)
Retained earnings	206,873	214,659
Less: Treasury shares at cost (2,834 at December 31, 2003, and at September 30, 2004, respectively)	(27,438)	(27,438)

Total stockholders' equity	137,970	145,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$222,954	$236,211

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2003 and 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands, except per share amounts)
NET SALES	$31,511	$32,835	$91,078	$81,798
COST OF GOODS SOLD	13,210	12,960	34,582	32,144

GROSS PROFIT	18,301	19,875	56,496	49,654
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,277	11,556	29,935	33,247

INCOME FROM OPERATIONS	7,024	8,319	26,561	16,407

OTHER INCOME/(EXPENSE)	(235)	131	(262)	35
INTEREST EXPENSE:
Interest expense	1,114	1,071	3,774	3,093
Amortization of deferred debt issuance costs	264	76	616	241

TOTAL INTEREST EXPENSE	1,378	1,147	4,390	3,334

INCOME BEFORE PROVISION FOR INCOME TAXES	5,411	7,303	21,909	13,108
PROVISION FOR INCOME TAXES (Note 8)	2,888	2,836	9,236	5,322

NET INCOME	$2,523	$4,467	$12,673	$7,786

EARNINGS PER SHARE:
Basic and Dilutive Earnings Per Share—Net Income	$0.04	$0.08	$0.21	$0.13

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2004
(Unaudited)

	Common Stock
			Common Stock and Paid-in Capital in Excess of Par		Accumulated Other Comprehensive Income/(Loss)
	Shares Issued And Outstanding	Treasury Stock		Treasury Stock		Retained Earnings	Other Comprehensive Income	Total Stockholders' Equity
	(in thousands)
BALANCE, JANUARY 1, 2004	61,838	2,834	$(41,221)	$(27,438)	$(244)	$206,873		$137,970
Other comprehensive income:
Foreign currency translation	—	—	—	—	20	—	$20	20
Net income	—	—	—	—	..	7,786	7,786	7,786

Comprehensive income	—	—	—	—	—	—	$7,806	—

BALANCE, SEPTEMBER 30, 2004	61,838	2,834	$(41,221)	(27,438)	$(224)	$214,659		$145,776

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2004
(Unaudited)

	Nine Months Ended September 30,
	2003	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,673	$7,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,586	1,397
Amortization and write off of deferred debt issuance costs	616	241
Loss on sale of equipment	(2)	(3)
Deferred taxes	14,117	5,159
Changes in assets and liabilities:
Accounts receivable—net	(4,430)	(11,820)
Inventory—net	(1,858)	(3,635)
Inventory in transit	2,122	1,433
Other current assets	(41)	15
Other assets	(40)	(129)
Accounts payable	(963)	4,297
Accrued taxes/Income taxes receivable	(2,842)	2,669
Accrued expenses	880	681
Interest payable	595	768
Other liabilities	(92)	—

Net cash provided by operating activities	22,321	8,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,061)	(12,025)

Net cash used in investing activities	(1,061)	(12,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(18,297)	(14,000)
Net borrowings under revolving credit agreement	—	13,000
Issuance of stock	2
Repurchase of common stock	(951)	—

Net cash used in financing activities	(19,246)	(1,000)

Effect of exchange rate changes on cash	(46)	20

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,968	(4,146)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,205	4,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,173	$27

CASH PAID DURING THE PERIOD FOR INTEREST	$3,179	$2,324

CASH RECEIVED DURING THE PERIOD FOR INCOME TAXES	$(2,042)	$(2,552)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.    INTERIM FINANCIAL STATEMENTS

        The Boyds Collection, Ltd. ("Boyds" or the "Company") operates in two segments, which consist of the Company's wholesale gift/collectible business and the Company's retail gift/entertainment business. In September 2002, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. The Company expects to open its second retail store in Pigeon Forge, Tennessee in early November of 2004. The third retail store will be located in Myrtle Beach, South Carolina and is expected to open in late 2005. In addition, the Company intends to open its fourth location in Branson, Missouri. These retail stores are being used to generate income and expand the brand awareness and image of Boyds. Substantially all of the Company's products are sourced from foreign manufacturers in China through buying agencies.

        The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of income for the three and nine months ended September 30, 2003 and 2004, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2004 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2004 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in Boyds' Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which provides guidance on when to consolidate variable interest entities. In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities to the first quarter of 2004. The Interpretation applies immediately to variable interest entities created after December 31, 2003. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flow of Boyds.

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

2.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        At December 31, 2003 and at September 30, 2004, Boyds had letters of credit outstanding under its credit agreement amounting to $3.1 million and $2.7 million, respectively. These letters of credit represent Boyds' commitment to purchase inventory which is to be produced and/or shipped.

3.    RELATED PARTY TRANSACTIONS

        Kohlberg, Kravis Roberts & Co. L.P. and its affiliates(collectively, "KKR") is a 59% shareholder of Boyds. For each of the third quarter and nine months ended September 30, 2003 and September 30, 2004, Boyds paid to KKR approximately $0.1 million and $0.3 million, respectively, for management fees and related expenses.

4.    PROPERTY AND EQUIPMENT

        The components of property and equipment at December 31, 2003 and September 30, 2004 were, as follows:

	December 31, 2003	September, 30, 2004
Land and building	$18,713	$18,923
Construction in progress	1,050	12,333
Equipment	4,673	4,973
Software development costs	2,372	2,474
Leasehold improvements	1,924	1,942
Furniture and fixtures	398	496

Total	29,130	41,141
Less: accumulated depreciation and amortization	(7,404)	(8,714)

Total	$21,726	$32,427

5.    LONG-TERM DEBT

        Long-term debt is summarized as follows:

	December 31, 2003	September 30, 2004
9% Senior Subordinated Notes due May 15, 2008	$34,392	$34,392
Credit Agreement:
Secured Revolving Loan due April 2005	—	13,000
Secured Tranche A Term Loan due April 2005	42,000	28,000

Sub-Total	76,392	75,392
Less: Current portion of long-term debt	(14,000)	(41,000)

	$62,392	$34,392

        The Senior Subordinated Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003 at 104.5% of face value. Each year thereafter, the rate decreases by 1.5% until 2006. Interest on the Notes is payable semi-annually on May 15 and November 15.

        At September 30, 2003 and 2004, the weighted average interest rates in effect for the Tranche A Term Loan were 1.8% and 2.4%, respectively. Interest on the Tranche A Term Loan is based on either LIBOR or the base rate as defined in the Credit Agreement. In addition, the Tranche A Term Loan has predetermined annual payments through April 2005. The weighted average interest rate in effect for the Revolving Loan at September 30, 2004 was 2.2%. As of September 30, 2004, the Company had $13 million outstanding under its Revolving Loan. At September 30, 2003, the Company had no amounts outstanding under this facility.

        The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of September 30, 2004. The Company believes that it will remain in compliance with all of its debt covenants for the foreseeable future based on its expected future earnings. The Credit Agreement also provides that the Term Loan and Revolving Loan be collateralized by the capital stock of Boyds' current and future subsidiaries. In addition, the Term Loan is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow as defined in the Credit Agreement. The Credit Agreement expires in April of 2005. The Company expects to refinance its existing debt and plans to have a new debt structure in place by the end of 2004.

        The scheduled maturities of the Company's long-term debt, including current portion of $41.0 million due in April 2005, are as follows:

2005	41,000
2006	—
2007	—
2008	34,392

$75,392

6.    SEGMENTS OF THE COMPANY AND RELATED INFORMATION

        The Company operates in two segments which consist of the Company's wholesale gift/collectible business and the Company's retail gift/entertainment business. These segments are evaluated regularly by the Company's Chief Executive Officer in deciding how to assess performance and allocate resources. Prior to the retail operations becoming a significant portion of the Company's performance, the Company had only one reportable segment.

        The Company's wholesale business designs, imports, and distributes resin figurines, plush animals, and other specialty giftware products via a global network of independent retailers and distributors. The Company's retail operation sells resin figurines, plush animals, specialty giftware products and provides a unique entertainment experience, directly to the end consumer at its Gettysburg, Pennsylvania flagship location. Additional retail stores are planned, with the second expected to open in Pigeon Forge, Tennessee in early November of 2004 and the third and fourth to open in Myrtle Beach, South Carolina and Branson, Missouri.

	For the Three Months Ended, September 30,
	2003			2004
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$26,357	$5,154	$31,511	$28,736	$4,099	$32,835
Gross Profit	14,370	3,931	18,301	16,764	3,111	19,875
SG&A	9,313	1,964	11,277	9,101	2,455	11,556
Income from Operations	5,057	1,967	7,024	7,663	656	8,319
	For the Nine Months Ended, September 30,
	2003			2004
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$79,969	$11,109	$91,078	$72,048	$9,750	$81,798
Gross Profit	47,988	8,508	56,496	42,291	7,363	49,654
SG&A	24,875	5,060	29,935	26,850	6,397	33,247
Income from Operations	23,113	3,448	26,561	15,441	966	16,407
Total Assets	$220,117	$13,037	$233,154	$208,407	$27,804	$236,211

7.    STOCK-BASED COMPENSATION

        At September 30, 2004, Boyds has various stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Boyds had applied the fair value recognition method of accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income, as reported	$2,523	$4,467	$12,673	$7,786
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,271	379	2,370	1,347

Pro forma net income	$1,252	$4,088	$10,303	$6,439

Earnings per share:
Basic—as reported	$0.04	$0.08	$0.21	$0.13

Basic—pro forma	$0.02	$0.07	$0.17	$0.11

Diluted—as reported	$0.04	$0.08	$0.21	$0.13

Diluted—pro forma	$0.02	$0.07	$0.17	$0.11

8.    PROVISION FOR INCOME TAXES

        For federal income tax purposes, Boyds has elected to treat the Recapitalization and Stock Purchase that occurred in April 1998 as an asset acquisition by making an Internal Revenue Code Section 338(h)(10) election. As a result, there is a difference between the financial reporting and tax basis of Boyds' assets. The difference creates deductible goodwill for income tax purposes, and a deferred tax asset for financial reporting purposes. The deductible goodwill is amortized over a period of fifteen years. In the opinion of management, Boyds expects to have sufficient profits in the future to realize the deferred tax asset.

9.    CONTINGENCIES

        Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of Boyds.

10.    EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Numerator for basic and diluted earnings per share:
Net income	$2,523	$4,467	$12,673	$7,786

Denominator:
Denominator for basic earnings per share-weighted average shares	58,996	59,004	59,073	59,004
Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	1	8	40	10

Denominator for diluted earnings per share-weighted average shares	58,997	59,012	59,113	59,014

EPS—Basic	$0.04	$0.08	$0.21	$0.13
EPS—Diluted	$0.04	$0.08	$0.21	$0.13

11.    SUBSEQUENT EVENTS

        On October 1, 2004, the Company incurred additional borrowings under its Revolving Loan in the amount of $2.0 million, with proceeds utilized to fund its continuing operations and the construction of its Pigeon Forge, Tennessee retail location.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial information and related notes included elsewhere in this report.

GENERAL

        Boyds is a leading designer, importer and distributor of branded, high-quality, hand crafted collectibles and other specialty giftware products. The Company operates in two segments which consist of the Company's wholesale gift/collectible business and the Company's retail gift/entertainment business. Boyds sells its products through an extensive network of approximately 14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. This network of retailers is being serviced by a national sales force that was created in 2002. In September 2002, the Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. The Company is expecting to open its second retail location in Pigeon Forge, Tennessee in early November of 2004. The third and fourth retail locations will be Myrtle Beach, South Carolina and Branson, Missouri.

        Boyds' sales consist of plush animals, resin figurines, and other products. Other products include collectors club sales, home décor, stationary and accessories. Collectors club sales are generated from annual dues collected directly from members of Boyds' collectors club, The Loyal Order of Friends of Boyds, which began in July 1996 and currently has approximately 28,000 paying members, as well as from the sale of related accessories.

        Boyds licenses its product designs to other companies for products including home textiles, infant clothing and wallpaper. Boyds believes such licensing, in addition to providing royalty income, helps to increase consumer awareness of Boyds' designs and brand image. Boyds reports royalty income in net sales.

        Boyds exhibits its products at select national and regional tradeshows where orders are taken by Boyds' employees. Boyds operates almost exclusively out of a leased office/distribution facility and owns a retail store in the general vicinity of Gettysburg, Pennsylvania. Boyds also leases warehouse space in Dunkeswell, United Kingdom, and Dordrecht, The Netherlands.

SEGMENTS

        The Company operates in two segments which consist of the Company's wholesale gift/collectible business and the Company's retail gift/entertainment business. These segments are evaluated regularly by the Company's Chief Executive Officer in deciding how to assess performance and allocate resources. Prior to the retail operations becoming a significant portion of the Company's performance, the Company had only one reportable segment.

        The Company's wholesale business designs, imports, and distributes resin figurines, plush animals and other specialty giftware products via a global network of independent retailers and distributors. The Company's retail operation sells resin figurines, plush animals, other specialty giftware products and provides a unique entertainment experience, directly to the end consumer currently at its Gettysburg, Pennsylvania flagship location. The Company is expecting to open its second retail location in Pigeon Forge, Tennessee in early November of 2004. The third and fourth retail locations are will be in Myrtle Beach, South Carolina and Branson, Missouri.

CRITICAL ACCOUNTING POLICIES

        Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. Management believes that the estimates and assumptions used in connection with the amounts reported in Boyds' financial statements and related disclosures are reasonable and made in good faith.

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

  •
  Sales revenue, net of returns and discounts, is recognized upon shipment of the items, when title passes to the customer, or completion of a retail sale. The most significant financial statement line item, net sales, represents transactions that are consistent with Boyds' primary business focus and that meet the criteria of Staff Accounting Bulletin No. 101, including the transfer of title, probable collectability, identified customer and no recourse.

  •
  As of September 30, 2004, the Company has net deferred tax assets of approximately $164 million or approximately 69% of total assets. Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. The recovery of deferred income tax assets is contingent upon applicable tax laws and management's assessment of future operating results. In situations which management believes the probability of benefiting from deferred tax assets is less likely than not, a valuation allowance is established for the amount that is less likely than not to be utilized. The Company will need to generate approximately $400 million of taxable income over the next 30 years to fully realize the federal net deferred tax assets. In addition, the Company will need to generate approximately $20 million of taxable income in each of the next 10 years to fully realize the state net deferred tax assets.

  •
  Accounts receivable are presented at estimated net realizable value. Boyds uses estimates in determining the collectability of its accounts receivable and must rely on its evaluation of historical bad debts, customer credit ratings, current economic trends and changes in customer payment terms to arrive at appropriate reserves.

  •
  Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method of accounting. Boyds records adjustments to the value of inventory in situations where it appears that Boyds will not be able to recover the cost of the product. This lower of cost or market analysis is based on Boyds' estimate of forecasted demand by customer by product. A decrease in product demand due to changing customer tastes, consumer buying patterns or loss of shelf space to competitors could significantly impact Boyds' evaluation of its excess and obsolete inventories.

  •
  Under the requirements of SFAS No.142, "Goodwill and Other Intangible Assets", and SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", Boyds assesses the potential impairment of identifiable intangibles, long-lived assets and acquired goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing this evaluation, the Company evaluates current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions. Based on Boyds' evaluation as of January 1, 2004, there was no impairment of goodwill, identifiable intangibles or long-lived assets.

  •
  Boyds has various stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Foreign Exchange

        The dollar value of Boyds' assets located abroad is not significant. Boyds' sales are primarily denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

        Boyds generally pays for its products in United States dollars. However, Boyds' cost of such products fluctuates with the value of the Chinese renminbi because Boyds imports most of its products from manufacturers in China. Boyds' costs could be adversely affected on a short-term basis if the Chinese renminbi appreciates significantly relative to the United States dollar. Conversely, its costs would be favorably affected on a short-term basis if the Chinese renminbi depreciates significantly relative to the United States dollar. While Boyds does not do so now, in the future, Boyds may, from time to time, enter into foreign exchange contracts or prepay inventory purchases as a partial hedge against currency fluctuations. Differences between the amounts of such contracts and costs of specific material purchases are included in inventory and cost of sales. Boyds intends to manage foreign exchange risks to the extent appropriate.

        Boyds has growing sales operations based in Europe and Canada, but at this time Boyds does not expect any significant impact due to fluctuations in the Euro, the British Pound or the Canadian dollar.

RESULTS OF OPERATIONS

        Net sales consist of wholesale and retail sales of our products, net of sales discounts, product returns and allowances, collectors club sales generated from Boyds' collectors club and royalty income from licenses held by Boyds. Wholesale sales are primarily made on a purchase order basis. Revenue associated with sales is recognized when title transfers to the customer, or upon completion of a retail transaction.

        Cost of goods sold consists of product costs, freight and warehousing costs. Selling, general and administrative (SG&A) expenses include overhead, selling and marketing costs, administration and professional fees.

        The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Three months Ended September 30,		Nine months Ended September 30,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	58.1%	60.5%	62.0%	60.7%
Selling, general and administrative expenses	35.8%	35.2%	32.9%	40.6%

Income from operations	22.3%	25.3%	29.2%	20.1%
Other income (expenses), net	(0.7)%	0.4%	(0.4)%	0.0%
Interest expense	4.4%	3.5%	4.8%	4.1%
Provision for income taxes	9.2%	8.6%	10.1%	6.5%

Net income	8.0%	13.6%	13.9%	9.5%

Executive Overview

        In the third quarter of 2004, the Company's net sales increased by 4%, which can primarily be attributed to the wholesale segment's increase of 9% partially offset by a decline of 21% in the retail segment.    Key to the positive wholesale gains were the sales to major accounts and the continued growth of the Company's NASCAR™ plush and resin lines. The Company's bookings (cancelable orders) for the third quarter are up 1-2%, above the bookings for the same period in 2003. The increase in bookings was driven by our growth relating to giftable plush product and major accounts. The Company's Gettysburg retail store experienced a decline in net sales of 21%, compared to the same period for 2003. The sales decline can be attributed to tourist traffic declines in the Gettysburg area and to increased sales in September 2003 relating to the Gettysburg store's 1st anniversary celebration.

        The Company's net income for the third quarter increased $1.9 million, or 77%, to $4.5 million as compared to the same period in 2003. This increase was caused by the increase in sales for the quarter and in 2003 the Company incurred a charge of $1.3 million for obsolete inventory.

        Cash provided by operations in the first nine months of 2004 was approximately $8.9 million. In the first nine months of 2004, the Company utilized its existing cash, cash generated from operations and borrowings under its Revolving Loan to repay approximately $17.5 (including the payment on the revolver) million of debt and invested approximately $12.0 million of cash in property and equipment, largely in the new retail store in Pigeon Forge, Tennessee. The Company is actively working to refinance its existing debt and plans to have a new debt structure in place by December 31, 2004.

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

        Net sales increased $1.3 million, or 4%, to $32.8 million in the third quarter of 2004 from $31.5 million for the third quarter of 2003. Sales of Boyds' plush products increased $2.4 million, or 14%, resin product sales decreased $1.2 million, or 14%, and other product sales increased $0.1 million, or 4%. As a percentage of net sales for the quarter, plush products represented 61%, resin products represented 24%, and other products represented 15%.

        Wholesale net sales increased $2.4 million in the quarter, or 9%, to $28.7 million in 2004 from $26.3 million in 2003. Retail net sales declined $1.1 million to $4.1 million in the third quarter of 2004 from $5.2 million in 2003. Wholesale net sales were positively impacted by the increased sales of product uniquely designed for individual retailers and continued progress with giftable product, specifically our message bear and NASCAR lines. For the three and nine months ended September 30,

2004, wholesale net sales to national retail customers represented approximately 42% and 34%, respectively an increase from 28% and 27% for the comparative periods in 2003. Retail sales were impacted by lower traffic during the quarter at its Gettysburg store attributable to declines in tourist traffic to Gettysburg and the Gettysburg store's 1st anniversary celebration in September of 2003.

        Gross profit increased $1.6 million, or 9%, to $19.9 million in the third quarter of 2004 from $18.3 million for the third quarter of 2003. Gross profit as a percentage of net sales increased to 61% for the quarter from 58% for the same period in 2003. The dollar increase can be attributed to the increase in sales, a decrease in the amount of costs capitalized in inventory of $0.4 million, and a decrease in reserve for obsolete inventory of $1.9 million, which were partially offset by increased transportation costs of $0.8 million and costs associated with NASCAR™ royalties of $0.2 million. Wholesale gross profit increased by $2.4 million, or 17%, to $16.8 million in the third quarter of 2004 from $14.4 million in the same period in 2003. Retail gross profit decreased by $0.8 million, or 21%, to $3.1 million in the third quarter of 2004 from $3.9 million in the same period of 2003.

        SG&A expense increased $0.3 million, or 3%, to $11.6 million in the third quarter of 2004 from $11.3 million for the third quarter of 2003. SG&A as a percent of net sales decreased to 35% for the quarter from 36% for the same period in 2003. The dollar increase can be attributed to $1.0 million in call center expenses and $0.3 million in non-comparable costs associated with management overhead in the retail segment. These costs were offset by a $0.9 million reduction in the bonus accrual.

        Income from operations increased $1.3 million, or 18%, to $8.3 million in the third quarter of 2004 from $7.0 million for the third quarter of 2003. Income from operations as a percentage of net sales increased to 25% for the quarter from 22% for the same period in 2003. The dollar increase and the percentage increase can be attributed to the items mentioned above.

        Total interest expense declined $0.3 million, or 21%, to $1.1 million in the third quarter of 2004 from $1.4 million for the third quarter of 2003. Total interest expense as a percentage of net sales remained flat at 4% for the third quarter of 2004 as compared to the third quarter of 2003. The dollar decline was due to the lower amount of outstanding debt for the period.

        Provision for income taxes decreased $0.1 million, or 3%, from $2.8 million for the third quarter of 2004 to $2.9 million in the third quarter of 2003. The percentage decline was due to increased sales. The provision for income taxes as a percentage of net sales was 9%, which is consistent with the third quarter of 2003.

        Net income increased $2.0 million, or 80%, to $4.5 million in the third quarter of 2004 from $2.5 million for the third quarter of 2003. Net income as a percent of sales increased to 14% for the quarter from 8% for the same period in 2003. The dollar increase can be attributed to the items mentioned above.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

        Net sales decreased $9.3 million, or 10%, to $81.8 million in the first nine months of 2004 from $91.1 million for the first nine months of 2003. Sales of Boyds' plush products decreased $3.7 million, or 7%, resin product sales decreased $4.8 million, or 18%, and other product sales decreased $0.8 million, or 7%. As a percentage of net sales for the first nine months, plush products represented 60%, resin products represented 28%, and other products represented 12%.

        Wholesale net sales declined $8.0 million in the first nine months, or 10%, to $72.0 million in 2004 from $80.0 million in 2003. Retail net sales declined $1.3 million to $9.8 million in 2004 from $11.1 million in 2003. Wholesale net sales have been impacted by the decline in plush product demand during the first and second quarters, which were partially offset by the increases in the demand for giftable plush and custom plush product in the third quarter of 2004. The decline in retail net sales was driven by slower tourist traffic in the Gettysburg area and the Gettysburg store's 1st anniversary celebration in September 2003.

        Gross profit decreased $6.8 million, or 12%, to $49.7 million in the first nine months of 2004 from $56.5 million for the first nine months of 2003. Gross profit as a percentage of net sales decreased to 61% for the first nine months from 62% for the same period in 2003. The dollar decrease and the percentage decrease can be attributed to the decrease in sales, $0.7 million in higher transportation costs, and $0.7 million in costs associated with NASCAR™ royalties, which were partially offset by a $1.9 million reduction in the inventory obsolescence reserve. Wholesale gross profit decreased by $5.7 million, or 12%, to $42.3 million in the first nine months of 2004 from $48.0 million in same period of 2003. Retail gross profit decreased by $1.1 million, or 13%, to $7.4 million in the first nine months of 2004 from $8.5 million in the same period of 2003.

        SG&A expense increased $3.3 million, or 11%, to $33.2 million in the first nine months of 2004, from $29.9 million for the first nine months of 2003. SG&A as a percent of net sales increased to 41% for the first nine months from 33% for the same period in 2003. The dollar increase in SG&A expenses can be attributed to additional costs of $1.4 million incurred to fully staffing the national sales force, $0.6 million in costs associated with the departure of several Company executives, a $0.5 million reduction in the benefit received from the reversal of bad debt expense, $1.0 million in startup costs associated with a third party telemarketing company, and $0.6 million increased management overhead costs in the retail segment, which were partially offset by a $0.8 million in lower bonus accrual. Additionally, the percentage decline in sales along with the previously mentioned SG&A dollar increases, can be attributed to the increase in SG&A expense.

        Income from operations declined $10.2 million, or 38%, to $16.4 million in the first nine months of 2004 from $26.6 million for the first nine months of 2003. Income from operations as a percentage of net sales declined to 20% for the first nine months of 2004 from 29% for the same period in 2003. The dollar decline and the decline in the percentage of net sales can be attributed to the items mentioned above.

        Total interest expense declined $1.1 million, or 25%, to $3.3 million in the first nine months of 2004 from $4.4 million for the first nine months of 2003. Total interest expense as a percentage of net sales decreased to 4% for the first nine months of 2004 from 5% for the same period in 2003. The dollar decline was due to the lower amount of outstanding debt for the period.

        Provision for income taxes decreased $3.9 million, or 42%, to $5.3 million in the first nine months of 2004 from $9.2 million for the nine months of 2003. The dollar decline was due to decreased sales and increased costs associated with increased licensed product royalties, increased operational costs associated with fully staffing the national sales force, costs associated with the departure of several Company executives and increased management overhead costs in the retail segment. These were partially offset by a settlement notice from the State of Pennsylvania received in the first quarter of 2003 regarding a franchise tax benefit of approximately $0.9 million relating to the tax year 2000. The provision for income taxes as a percentage of net sales was 7% for the first nine months of 2004 compared to 10% for the first nine months of 2003. The effective tax rate for the first nine months of 2004 was 40.6% compared to 42.2% for the first nine months of 2003.

        Net income declined $4.9 million, or 39%, to $7.8 million in the first nine months of 2004 from $12.7 million for the first nine months of 2003. Net income as a percent of sales decreased to 10% for the year from 14% for the same period in 2003. The dollar decline and the decline in the percentage of net sales was attributed to the items mentioned above.

Liquidity and Capital Resources

        Boyds' primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds' primary uses of cash are to fund working capital requirements to service debt and to fund property additions largely related to its retail store expansion. Cash balances decreased to $0.03 million in the first nine months of 2004 as compared to $4.2 million at December 31, 2003.

Operating Activities

        Cash provided by operating activities decreased $13.4 million, or 60%, to $8.9 million in the first nine months of 2004 from $22.3 million for the first nine months of 2003. The cash flow decrease was primarily attributable to the decrease in sales, the additional costs associated with the national sales force and an increase in accounts receivable caused by $4.0 million in sales to large retailers at the end of the quarter and new sales programs which have begun to extend credit terms offered to select customers.

Investing Activities

        Capital and investment expenditures totaled $12.0 million in the first nine months of 2004 as compared to $1.1 million in the first nine months of 2003. This increase in expenditures was a result of construction costs of $10.5 million relating to Boyds Bear Country™—Pigeon Forge, Tennessee, and $1.0 million relating to Boyds Bear CountryTM—Myrtle Beach, South Carolina. As the Company continues its retail expansion it is anticipating to spend approximately $15 million each for the next few retail stores.

Financing Activities

        In connection with the recapitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings up to $40.0 million. As of September 30, 2004, and has repaid $130.6 million of the notes, leaving a balance outstanding of $34.4 million. Boyds has repaid $297.0 million of the term loans under the credit agreement, leaving a balance outstanding of $28.0 million as of September 30, 2004. Boyds has reduced its total debt by $10.0 million since September 30, 2003.

        The revolving credit facility provides loans in an aggregate amount of up to $40.0 million. The Company had borrowed $13.0 million under this agreement as of September 30, 2004, and incurred an additional $2.0 million of borrowings in October 2004. The revolving credit facility will be available to fund the working capital needs of Boyds. Borrowings under the credit agreement bear interest at a rate per annum equal to a margin over either a base rate or LIBOR, at Boyds' option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the tranche A term loan is being amortized over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on Boyds' ability to declare dividends or make distributions. Boyds is in compliance with all applicable covenants as of September 30, 2004. The Company believes that it will remain in compliance with all of its debt covenants for the foreseeable future based on its expected future earnings. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds' excess cash flow, as defined in the credit agreement.

        On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of the Company's common stock. As of September 30, 2004, Boyds had repurchased 344,730 shares of common stock pursuant to the Stock Repurchase Program for an aggregate amount of approximately $2 million. These repurchases were financed out of operating cash flow. Any future repurchases under the Stock Repurchase Program are expected to be financed similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

        On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of September 30, 2004, Boyds had repurchased $64.6 million of its notes pursuant to the Bond Repurchase Program. These repurchases were funded out of operating cash flow. Any future repurchases under the Bond Repurchase Program are expected to be funded similarly or by utilizing borrowings under the revolving credit facility. Boyds plans to make such purchases from time to time in the open market or in private transactions.

        Management believes that cash flow from operations, availability under the existing revolving credit facility and its expected new debt facility will provide adequate funds for Boyds' foreseeable working capital needs, planned capital expenditures, debt service obligations, the Stock Repurchase Program and the Bond Repurchase Program. The Company is actively working to refinance its existing debt and plans to have a new debt structure in place by December 31, 2004. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Boyds on acceptable terms, or at all. Boyds' ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Boyds' control.

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

        Potential economic and political risks of China.    All of Boyds' significant manufacturers are located in China. Although Boyds has identified alternate manufacturers which could meet its quality and reliability standards at similar costs in China and in other countries, the loss of any one or more of its manufacturers could have a material adverse effect on its business. Because Boyds relies primarily on Chinese manufacturers, it is subject to the following risks that could restrict its manufacturers' ability to make its products or increase its manufacturing costs: (1) economic and political instability in China; (2) transportation delays; (3) restrictive actions by the Chinese government; (4) the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes; (5) Chinese trade and tax laws. In addition, Boyds' business could be adversely affected if the Chinese renminbi appreciates significantly relative to the United States dollar due to the cost of its products fluctuating with the value of the Chinese renminbi.

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

        Retail Capital Expenditures.    As the Company progresses with its retail expansion plans, it will be making significant capital expenditures. In the event that the format that the Company has designed or the locations that the Company has selected, and will select in the future, become unprofitable, the Company will have to write down the investments made in these properties. In addition, if these properties become underperforming, the Company may have difficulty in making any future debt obligation payments.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which provides guidance on when to consolidate variable interest entities. In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. The Interpretation applies immediately to variable interest entities created after December 31, 2003. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flow of Boyds.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into the Company's condensed consolidated financial statements and accompanying notes included elsewhere in this report.

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

RELATED PARTY TRANSACTIONS

        Kohlberg, Kravis Roberts & Co. L.P. and its affiliates (collectively, "KKR") is a 59% shareholder of Boyds. For each of the third quarter and nine months ended September 30, 2003 and September 30, 2004, Boyds paid to KKR approximately $0.1 million and $0.3 million, respectively, for management fees and related expenses.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $75.4 million at September 30, 2004. Of this amount, $41.0 million under the Credit Agreement is subject to interest rate fluctuations. A hypothetical 1% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

        Boyds faces currency risk exposure that arises from translating the results of its European and Canadian operations that are denominated in the local currency of the Euro, the British Pound and the Canadian dollar, to the U.S. dollar. The currency risk exposure is not material as the operations of the European and Canadian subsidiaries do not have a material impact on the Company's earnings.

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

Item 4.    Disclosure Controls and Procedures

        Boyds maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC"), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Boyds carried out an evaluation of its disclosure controls and procedures, under the supervision and with the participation of the Chief Executive and Chief Financial Officers, as of a date within 90 days of the filing date of this report, and based on such evaluation, Boyds' Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that Boyds is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

        There have been no significant changes in Boyds' internal controls or in other factors that could significantly affect these controls, subsequent to the date Boyds' Chief Executive and Chief Financial Officers completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: November 15, 2004
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

QuickLinks

THE BOYDS COLLECTION, LTD. TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
THE BOYDS COLLECTION, LTD. CONDENSED CONSOLIDATED BALANCE SHEETS As of December 31, 2003 and September 30, 2004 Unaudited
THE BOYDS COLLECTION, LTD. CONDENSED CONSOLIDATED STATEMENTS OF INCOME For the Three Months and Nine Months Ended September 30, 2003 and 2004 (Unaudited)
THE BOYDS COLLECTION, LTD. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2004 (Unaudited)
THE BOYDS COLLECTION, LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2003 and 2004 (Unaudited)
THE BOYDS COLLECTION, LTD. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts) (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Disclosure Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds—None
Item 3. Defaults Upon Senior Securities—None
Item 4. Submission of Matters to a Vote of Security Holders—None
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Index to Exhibits