Form 10-K
period 2004-12-31
BOYDS COLLECTION LTD
filed 2005-03-30
CIK 1074530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 001-14843

THE BOYDS COLLECTION, LTD.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1418730
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 South Street, McSherrystown, Pennsylvania	17344
(Address of Principal Executive Office)	(Zip Code)

(717) 633-9898

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered

Common Stock, par value $.0001 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates (assuming solely for the purpose of this calculation that directors and officers are affiliates) of the Registrant, based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2004, was approximately $46,135,198.

As of March 22, 2005, the number of shares of the Registrant’s Common Stock outstanding was 59,008,133.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

Table of Contents

PART I
Item 1.	Description of Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

i

Forward Looking Statements

Some of the matters discussed in this report include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements.

The forward-looking statements in this report are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Boyds and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Boyds’ forward-looking statements, including: the effects of economic conditions; the inability to grow Boyds’ business as planned; the loss of either of Boyds’ two independent buying agencies or any of its manufacturing sources; economic or political instability in the countries with which Boyds does business; changes to, or the imposition of new regulations, duties, taxes or tariffs associated with the import or export of goods from or to the countries with which Boyds does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the factors discussed above may cause actual results to differ materially from those expressed in or implied by the statements in this report.

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

PART I

Item 1. DESCRIPTION OF BUSINESS

Available Information

The Boyds Collection, Ltd. (“Boyds” or the “Company”) files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document Boyds files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Boyds’ electronic SEC filings are available to the public at http://www.sec.gov.

Boyds’ public internet site is http://www.boydsstuff.com/. Boyds makes available free of charge through its internet site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Boyds also makes available through its internet site, statements of beneficial ownership of Boyds’ equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.  The Company also provides on its website corporate governance documents relating to, but not limited to, committee charters and Company policies.

General

Boyds is a leading designer, importer and distributor of high-quality, hand-crafted collectibles, gift, and other specialty products. Boyds sells its products through an extensive network of approximately 14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels, as well as its retail stores Boyds Bear Country™ - Gettysburg and Boyds Bear CountryTM – Pigeon Forge in Gettysburg, Pennsylvania and Pigeon Forge, Tennessee, respectively.  Boyds imports substantially all of its products from manufacturers in China through buying agencies.

History

Boyds was founded in 1979 by Gary and Justina Lowenthal as a small antique business in Boyds, Maryland. By 1984, Boyds had begun to reproduce and sell miniature houses, duck decoys and merino wool teddy bears to selected retail outlets. In 1984, Boyds also introduced its first major plush product, a unique, fully jointed wool teddy bear named Matthew™, and the Gnomes Homes™, a small collection of hand-sculpted miniature cast resin houses. Boyds relocated from Maryland to southern Pennsylvania in 1987 and expanded its product line to include other plush animals and related accessories including miniature clothes, furniture and ornaments. Boyds began distributing its plush animal lines to department stores and gift retailers, opting against selling to mass merchandisers and major discount stores. In 1993, Boyds began selling cast resin figurines with the introduction of its BearstonesTM line. In 1998, Boyds acquired H.C. Accents, a home décor company.. In September 2002, Boyds opened Boyds Bear CountryTM – Gettysburg retail store in Gettysburg, Pennsylvania and in November of 2004, Boyds opened its second retail location, Boyds Bear CountryTM – Pigeon Forge, in Pigeon Forge, Tennessee.  In October 2004, the Company restructured its sales organization comprised of a direct sales force and a telemarketing third party.

Business Segments

The Boyds Collection, Ltd. operates in two segments that consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business. The Company’s retail stores are in two locations, Boyds Bear Country™ - Gettysburg and Boyds Bear Country™ – Pigeon Forge. These retail stores are being used to generate income and expand the brand awareness and image of Boyds.

Product Lines

Since 1984, Boyds’ product lines have expanded from plush bears to include other plush animals such as hares, moose and cats, as well as resin figurines and other products as described below.

Plush Animals

Boyds began selling its plush animals in 1982. The plush animal category consists of both dressed and non-dressed animals, most of which are fully jointed with sewn-in joints for arms, legs and heads. Today, the plush animal category has grown to encompass over 400 different items ranging from 2 1/2” miniatures to 40” large animals.

Boyds’ non-dressed plush animal lines include the Huggle-Fluffs™, the Artisan Series™, J.B. Bean & Associates™, the Archive Collection™ and Angels and Friends™ ornaments. The largest revenue-generating line in this plush category is Boyds’ J.B. Bean & AssociatesTM, featuring fully jointed bears, hares, moose, lambs and other animals.

Introduced in 1992, the popularity of Boyds’ T.J.’s Best Dressed™ line, characterized by fully jointed bears, cats, moose and other animals dressed in stylish, hand-sewn outfits, has become the largest selling line in the plush category.  This line has been expanded over the years and recently, in 2004, the Company added a value-priced extension to the line called Heart to HeartTM.

The Company continues to expand it giftable product lines.  These are products that are in the $5 to $20 price point and are either focused on women-to-women gifting or to babies and children.  One of the most successful lines is the Company’s Message Bear line which debuted in 2001, and has expanded since then.  More recently, in 2003, the Company introduced its Bears & FriendsTM line which is an everyday affordable plush line targeted at children.

Retail prices for the plush animals generally range from $5 to $95. Animals in the plush animal category are made of various materials with outer coverings ranging from acrylic plush to custom-dyed chenille and wool. Interiors are filled with plastic pellets for the beanbag animals and 100% acrylic fiberfill for the other animals.

Resin Figurines

Boyds’ resin figurine category currently consists of the main collection, Bearstones™, and sub-collections, Dollstones™, Charming Angels™, Shoebox Bears™ and Faeriéssence™. Together, these categories include over 300 styles of finely detailed, hand-painted miniature cast resin bears, other animals and people.

Pieces in the resin figurine category are generally priced between $9 and $60 at retail. Each figurine is inscribed with Boyds’ distinctive symbol of authenticity, a hidden bear paw, and a bottom stamp indicating the name, edition and piece number. Many figurines contain famous quotes which help the customers identify with the piece. The items are packaged individually with a certificate of authenticity describing the product.

Entertainment

The Company’s retail locations have built very successful interactive environments for adults, children, and the entire family.  Boyds Bear FactoryTM enables the consumer to choose the “skin” of the desired animal, fill the animal with specially colored beans and bring it to life with a “magic” bean. After the animal comes to life, they may then choose a special outfit for it to wear home.  Additionally, in the retail stores Boyds has its Bear Nursery.  The consumer can adopt a bear from the on duty bear nurse, complete the paperwork, name their new cub and fill up with accessories.

Other Products

Boyds sells over 300 additional items ranging from home décor, stationary, miniature furniture, wooden accessories and glasses, through cast iron products, and resin accessories. In addition various printed and promotional materials are sold to support Boyds product lines.

New Product Introductions

Boyds continually evaluates new product ideas and regularly introduces new product lines that maintain Boyds’ whimsical and “Folksy with Attitude” themes. Starting in 2002, Boyds concentrated on broadening the giftability of its core resin figurine and plush animal products. New introductions during 2004 included the following new lines:

•                  NASCAR, this is a licensed product that is both resin and plush.  The Company is licensed with the top 10 drivers in NASCAR.

•                  Naughty & NiceTM , is a line extension of our popular Message Bears.  These are holiday products that are in both resin and plush mediums.

•                  Bear and FriendsTM, the Company continues to extend this line which is a every day plush that is targeted at young children.  The Company has added a number of new items and is rolling out various sizes of the original line.

•                  BasketbeariesTM, a newer version of our very successful Teabearies resin piece replacing the cups with baskets.

Product Design and Development

Boyds’ creative design team works with its manufacturers and buying agencies, primarily in the People’s Republic of China, to create prototypes and refine the product’s appearance for review by Boyds. Boyds also works with its buying agencies and manufacturers in order to ensure the product can be produced at an acceptable cost per unit, without compromising quality, given a certain level of production.

Intellectual Property

Trademarks

Boyds has obtained various trademark registrations in the United States, Europe, Canada, and Japan for trademarks and logos related to its resin figurines and plush animals. These registrations allow Boyds to use on an exclusive basis these trademarks and logos in the United States, Europe, Canada, and Japan in connection with its products. If Boyds continues to use such trademarks and logos, makes timely filings and pays all required fees to the United States Patent and Trademark Office, its trademark registrations can exist in perpetuity. Boyds also has common law trademark rights to the extent it uses unregistered names and logos on its various products. The strength and scope of these rights is determined by the geographic extent and duration of their use. Additionally, to the extent that the packaging and overall visual impact of Boyds’ products are inherently distinctive or have acquired distinctiveness through sales in the marketplace, Boyds has proprietary rights in such “trade dress” of its products.

Copyrights

Boyds has secured several hundred copyright registrations for its products with the United States Copyright Office. Boyds may enforce these rights in United States courts with regard to infringements occurring in the United States and also, to varying extents, in foreign jurisdictions with regard to infringements occurring outside the United States. In addition, Boyds has copyrights in the original expression contained in other products that it has created, whether or not those copyrights have been registered. In all events, Boyds’ copyright in its products is limited in scope to the original, creative expression embodied in them and does not extend to elements drawn from public sources or to functional elements. For all products created by or on behalf of Boyds since its founding date, the U.S. copyright currently runs for a term of 95 years from the date of their creation.

Licenses

Boyds licenses its product designs to other companies for products including home textiles, infant clothing and wallpaper. The licensing contracts range from 2 to 5 years in duration. Boyds believes such licensing arrangements provide a significant benefit to Boyds business by generating royalty income and increasing consumer awareness of Boyds’ designs and brand image.

Boyds protects its intellectual property rights, both through policing any potential infringement by third parties and registering such rights, when appropriate, with applicable government authorities.  Boyds believes that its trademarks and other proprietary rights are material to its success and competitive position.

Boyds also has a significant licensing agreement with NASCAR and the top ten drivers in NASCAR.  Pursuant to this arrangement, Boyds has the ability to use the NASCAR logo or driver names, likeness, and numbers.  Boyds pays to NASCAR and the drivers a royalty based on sales of these products.

Sourcing of Products

Boyds coordinates its production and cooperative development efforts primarily through two buying agencies with whom it has established long-term business relationships. In 2004, the Company had entered into discussions with three additional plush buying agencies in an effort to mitigate the risk of using only two suppliers.  These buying agencies perform a number of functions for Boyds, including collaborating in its product design and development process, identifying suitable manufacturers for its products and supervising its manufacturers to assure the proper quality and timing of Boyds’ orders.

Boyds does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily The People’s Republic of China. Boyds’ ability to import products and thereby satisfy customer orders is affected by the availability of, and demand for, quality production capacity abroad. Boyds competes with other importers of collectibles for the limited number of foreign manufacturing sources which can produce detailed, high-quality products at affordable prices. Boyds is subject to the following risks inherent in foreign manufacturing: the laws and policies of the United States affecting the importation of goods (including duties, quotas and taxes); restrictive actions by foreign governments; fluctuations in currency exchange rates; nationalizations; and foreign trade and tax laws.

Substantially all of Boyds’ products are subject to customs duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on Boyds’ products. The United States and the foreign countries in which Boyds’ products are manufactured may, from time to time, impose new quotas, duties, tariffs or other charges or restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could adversely affect Boyds’ financial condition or results of operations or its ability to continue to import products at current or increased levels. Boyds cannot predict what regulatory changes may occur or the type or amount of any possible financial impact on Boyds in the future.

Although Boyds believes that the loss of either of its two primary buying agencies would have a short-term material adverse effect on its financial condition and results of operations, it believes that alternative buying agencies would be available in the long-term and such alternative buying agencies would be able to work directly with Boyds’ manufacturers.

Boyds’ domestic products are shipped by ocean freight to the United States and then by truck to Boyds’ 209,000 square foot distribution center in McSherrystown, Pennsylvania. Boyds utilizes two ground shipping companies, UPS and FedEx.  The majority of the ground shipping takes place via UPS.

Distribution Network and Customers

Boyds has a large national distribution network, which includes approximately 14,000 independent retail gift and collectibles accounts, high-end department stores and selected catalogue/online retailers, representing approximately 22,000 individual retail outlets. The top ten accounts comprised approximately 20% of net wholesale sales during fiscal 2004.

Accounts which became inactive during fiscal 2004 represented approximately 10.4% of Boyds’ fiscal 2003 net sales. Boyds offers dating terms and or volume discounts to selected retailers.

In September 2002, Boyds opened Boyds Bear CountryTM- Gettysburg, a 130,000 square foot retail store in Gettysburg, Pennsylvania, and in November of 2004, the Company opened its second 130,000 square foot retail store in Pigeon Forge, Tennessee.   These retail stores are being used to generate income and expand the brand awareness and image of Boyds.  Boyds also sells its products to its collectors club members known as Friends of BoydsTM.

Sales and Marketing of Products

Boyds generates its order volume through a nationwide direct and telemarketing sales force, catalogue mailings to its retailers, trade show sales, its B2B web site, and its retail stores.  Boyds sends catalogues and promotional mailings to all retailers at least twice a year for its spring and fall product offerings.  In October of 2004, Boyds restructured its sales force so that it now operates with a more focused customer service/telemarketing group and interacts directly with customers, thereby strengthening relations with current customers and creating new customers.

Seasonality

Approximately 56% of revenues are recorded between November and April while approximately 44% of revenues are recorded between May and October.  Boyds does not have the significant seasonal variation in its revenues that it believes is experienced by many other giftware, collectibles, or retail companies.

Competition with Producers of Collectibles and Giftware Products

Boyds competes generally for the disposable income of consumers and, in particular, with other producers of fine quality collectibles, specialty giftware and home decorative accessory products. The collectibles area, in particular, is affected by changing consumer tastes and interests. The giftware and collectibles industries are highly competitive, with a large number of both large and small participants. Boyds’ competitors distribute their products through independent gift retailers, department stores, mass merchandisers and catalogue retailers or through direct response marketing. Boyds believes the principal elements of competition in the giftware and collectibles industries are product design and quality, product and brand name loyalty, product display and price. Boyds believes its competitive position is enhanced by a variety of factors, including the innovativeness, quality and enduring themes of Boyds’ products, its reputation among retailers and consumers, its in-house design expertise, its sourcing and marketing capabilities and the pricing of its products. Some of Boyds’ competitors, however, are part of large, diversified companies having greater financial resources and a wider range of products than Boyds. In addition, this industry is subject to intense competition from small and large companies, each with the ability to create unique, appealing products at relatively low entry cost.

Employees

Boyds currently employs a total of 520 full time individuals, 307 are in its retail segment and 213 in the wholesale segment. None of these employees are represented by labor unions.

Item 2. PROPERTIES

Showrooms, Warehousing, Distribution Facilities and Retail

Boyds leases approximately 209,000 square feet of distribution and warehouse space in McSherrystown, Pennsylvania. Boyds’ existing distribution center includes two loading docks, two automated conveyor systems and 180,000 square feet of storage area, which are in good operating condition. Boyds’ lease expires in 2009. Attached to the warehouse area is Boyds’ 24,000 square foot corporate headquarters which is subject to the same lease provisions. Boyds also leases warehouse space in Dunkeswell, United Kingdom, and Dordrecht, The Netherlands. These warehouses are 11,184 and 23,585 square feet, respectively. The warehouse in the United Kingdom has a lease which expires in August 2005, while The Netherlands lease expires in 2008. The Company is actively looking to replace its facility in the UK.  Boyds also leases showroom space in Atlanta.  Management believes that its current facilities are suitable and adequate for Boyds’ planned growth needs for the next several years, and vacant land is available on-site for additional expansion should it be necessary.

The Company currently has two retail locations. Boyds Bear CountryTM – Gettysburg, sits on approximately 128 acres in Gettysburg, Pennsylvania., Boyds Bear CountryTM – Pigeon Forge, sits on approximately 40 acres in Pigeon Forge, Tennessee.  Both retail stores comprise approximately 130,000 square feet and the land at both locations is owned by Boyds.  The Company has also entered into land leases for two additional locations, Myrtle Beach, South Carolina, and Branson, Missouri.

Development and Upgrades of Management Information Systems

Boyds’ management information systems have been developed through the modification of off-the-shelf software programs to serve Boyds’ current needs. Boyds launched its official company website on November 15, 1999 at www.BoydsStuff.com. which, among other things, permits interested collectors to sign-up for club membership online.  Boyds has a B2B website which permits Boyds’ dealers to place their orders, review order status, check their accounts and conduct other related matters via a “business-to-business” link.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since Boyds’ initial public offering of 16,000,000 shares of its common stock, par value $.0001 per share (“Common Stock”) on March 4, 1999, Boyds’ Common Stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “FOB”. To date, the NYSE has been the principal market for the exchange of the freely tradable shares of Boyds’ Common Stock. The following table shows, on a per share basis, the high and low prices for the Boyds’ Common Stock for the periods indicated as reported on the New York Stock Exchange:

	2003		2004
Quarter Ended	High	Low	High	Low

March 31	$7.20	$5.40	$4.60	$2.45
June 30	$5.99	$4.22	$3.51	$2.38
September 30	$5.00	$4.12	$3.92	$2.35
December 31	$5.25	$4.15	$4.43	$2.27

As of March 22, 2005, the approximate number of holders of record of Boyds’ Common Stock was 1,883. Since its initial public offering in 1999, Boyds has not paid cash dividends on its Common Stock; however, Boyds may consider paying cash dividends in the future. Boyds intends to retain its earnings to finance the development and growth of its business and to service its debt. Currently, Boyds is subject to restrictions that limit its ability to declare and pay cash dividends on its Common Stock under certain covenants contained in Boyds’ debt agreements.

Item 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)

OPERATIONS
Net sales	$184,047	$153,460	$131,333	$113,037	$103,714
Gross profit	113,293	90,361	83,085	68,482	60,256
Selling, general and administrative expenses (1)	25,898	28,454	27,852	41,512	46,829
Income from operations	87,407	61,916	55,236	26,970	13,431
Interest expense	21,275	13,552	6,972	5,553	4,550
Net income	41,396	35,811	31,424	10,863	5,439
COMMON STOCK DATA
Net income per share:
- Basic	$0.70	$0.61	$0.53	$0.18	$0.09
- Diluted	$0.70	$0.60	$0.53	$0.18	$0.09
Book value per share	$1.04	$1.63	$2.16	$2.34	$2.43

Weighted average shares and equivalents outstanding
- Basic	59,149	59,109	59,076	59,037	59,004
- Diluted	59,345	59,402	59,183	59,070	59,025
FINANCIAL POSITION
Cash and cash equivalents	$3,191	$815	$5,875	$4,173	$354
Working capital	49,996	32,353	40,305	26,755	34,230
Total assets	263,313	244,502	239,353	222,954	229,560
Total debt	193,407	140,189	103,689	76,392	75,142
Total stockholders’ equity	61,286	96,382	127,800	137,970	143,246

OTHER DATA
Gross profit margin	61.6%	58.9%	63.3%	60.6%	58.1%
Operating income margin	47.5%	40.3%	42.1%	23.9%	13.0%
Depreciation and amortization	$3,603	$3,238	$2,121	$2,723	$2,167
Capital expenditures	2,752	5,813	12,645	5,049	15,286

(1)          The increase from 2002 to 2003 was largely the result of $5.2 million in operational expenses associated with the national sales force, $4.5 million in operational costs at Boyds Bear Country™ - Gettysburg, and a $1.8 million charge for the change in our Chief Executive Officer.

The increase from 2003 to 2004 was largely the result of $2.4 million in pre-opening and operational costs for Boyds Bear Country™ – Pigeon Forge, $ 1.1 million relating to executive departures, $0.8 million relating to restructuring  of the sales force and the Company’s international  operations.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

In 2004, the Company saw its net sales decline by 8% while net income declined by 50%.  The trend in wholesale net sales trend improved in 2004 from the first quarter through the third quarter going from a negative 25% to a positive 8%.  Even with these improvements net sales were still impacted by slower sales of the Company’s core collectible resin and plush lines and the sales decline in the independent retailer base. These declines were partially offset by increases in the Company’s newer giftable lines and by a 16% increase in sales to our national accounts.  In the fourth quarter, net sales were impacted by the sales force restructuring that the Company implemented which reduced its bookings (cancelable orders) by 44%.  In the retail segment, net sales were positively impacted by the opening of the Company’s second retail location, Boyds Bear CountryTM – Pigeon Forge.  On a comparable store basis, retail sales declined by 11% from the prior year due to lower tourist traffic to the Gettysburg area.  The decline in net income was as a result of the lower sales volume, increased transportation costs, increased royalty costs from the Company’s licensed products, restructuring costs incurred, new call center costs and pre-opening costs associated with the Company’s Pigeon Forge location.

In response to the changing sales environment, the Company has implemented cost savings programs that we expect will reduce our overhead structure by over $5 million.  Incorporated in those savings is the change made to the sales force to enable it to provide more effective customer support.  The Company has decided to pause its “big box” retail store rollout to enable it to appropriately monitor the results in its new Pigeon Forge location.  The Company is working to preserve its ability to move forward with the two additional locations, Myrtle Beach, South Carolina and Branson, Missouri within the covenants of the New Credit Agreement.  As the Company evaluates its “big box” locations, it will pursue a complimentary smaller footprint that will allow it to take the best concepts from the larger locations and deploy them utilizing less capital expenditures and have the ability to get into smaller locations.

On February 23, 2005, the Company was able to replace its existing term debt with a new credit agreement that carries with it a higher interest rate, covenants, but has no scheduled principal payments.  The new credit agreement expires in February of 2008. The Company is confident that it will be able to move forward with its retail strategy within the confines of the new credit agreement.

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2002, 2003 and 2004, respectively, has been derived from and should be read in conjunction with the consolidated financial statements, included elsewhere in this annual report.

General

Boyds is a leading domestic designer, importer and distributor of branded, high-quality, handcrafted collectibles and other specialty giftware products. Boyds sells its products primarily through an extensive network of approximately 14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. Boyds also sells its products directly to consumers through its two retail stores Boyds Bear Country™ - Gettysburg and Boyds Bear Country™ - Pigeon Forge.

Boyds’ product lines include plush animals, resin figurines, and others. The following table sets forth Boyds’ plush animals, resin figurines, dolls, villages and other product sales and their percentage of Boyds’ net sales for the last three fiscal years ended December 31, 2002, 2003 and 2004:

	Year Ended December 31,			Year Ended December 31,
	2002	2003	2004	2002	2003	2004
	(dollars in millions)

Plush animals	$75.3	$64.3	$63.1	57.3%	56.9%	60.8%
Resin figurines	34.5	31.6	26.4	26.3%	28.0%	25.5%
Other	21.5	17.1	14.2	16.4%	15.1%	13.7%
Net sales	$131.3	$113.0	$103.7	100.0%	100.0%	100.0%

The most important categories within the plush product line are the dressed animals in the T. J.’s Best DressedTM collection, introduced in 1992, and the other custom-designed plush animals. Boyds began selling non-dressed plush animals in 1982 and has since introduced product collections which currently include Baby Boyds™, J. B. Bean & Associates™, the Archive Collection™, Mohair Bears™ and Huggle-Fluffs™.

The major figurine product within the resin figurines product line is BearstonesTM which Boyds introduced in late 1993. In early 1994, Boyds introduced another resin figurine line known as Folkstones™, followed by Dollstones™ in late 1995.

Included in other sales are food sales from our retail store, home décor, accessories, dolls and royalty income generated by licensing contracts.

Boyds exhibits its products at many national tradeshows where orders are taken by Boyds’ employees. Boyds operates primarily out of a leased office/distribution facility in McSherrystown, Pennsylvania, which it believes provides attractive labor and rental costs. Boyds also owns and operates Boyds Bear Country™ - Gettysburg and Boyds Bear Country™ - Pigeon Forge.

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

The most significant accounting estimates inherent in the preparation of Boyds’ financial statements include estimates related to the valuation of the deferred tax assets, determining the ultimate collectability of accounts receivable and the realizable value of inventory.  The process of determining estimates is based on several factors, including historical experience, current and anticipated economic conditions and customer profiles. Boyds continually reevaluates these key factors and makes adjustments to estimates where appropriate. The following are Boyds’ critical accounting policies, some of which require the application of significant estimates and assumptions:

•                  For the wholesale business, Boyds records sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, items are shipped and the collectibility of the resulting receivable is reasonably assured. For the retail business, Boyds recognizes sales upon customer receipt of the merchandise. The most significant financial statement line item, net sales, represents transactions consistent with Boyds’ primary business focus and meets the criteria of Staff Accounting Bulletin No. 101, including the transfer of title, probable collectibility, identified customer and no recourse.

•                  As of December 31, 2004, the Company has net deferred tax assets of approximately $165 million or approximately 72% of total assets. Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes.  The recovery of deferred income tax assets is contingent upon applicable tax laws and management’s assessment of future operating results.  In situations which management believes the probability of benefiting from deferred tax assets is less likely than not, a valuation allowance is established for the amount that is less likely than not to be utilized.  The Company will need to generate approximately $400 million of taxable income over the next 30 years to fully realize the federal net deferred tax assets.  In addition, the Company will need to generate approximately $20 million of taxable income in each of the next 10 years to fully realize the state net deferred tax assets.

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

•                  Under the requirements of Statement of Financial Accounting Standards (“SFAS”) Nos.142 Goodwill and Other Intangible Assets, and 144 Accounting for the Impairment and Disposal of Long-Lived Assets, Boyds assesses the potential impairment of identifiable intangibles, long-lived assets and acquired goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing this evaluation, the Company evaluates current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions.

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

Boyds’ accounting policies are more fully described in Item 8 – Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 2.

Factors Which Affect Boyds’ Results of Operations

Seasonality

Boyds recognizes revenues throughout the year and generally ships merchandise on a first-in, first-out basis. Approximately 56% of revenues are recorded between November and April while approximately 44% of revenues are recorded between May and October in anticipation of the holiday season. Boyds does not have the significant seasonal variation in its revenues that it believes is experienced by many other giftware, collectibles or retail companies.

Foreign Exchange

The dollar value of Boyds’ assets abroad is not significant. Boyds’ sales are primarily denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

Boyds imports most of its products from manufacturers in China. Boyds’ costs could be adversely affected on a short-term basis if the Chinese renminbi appreciates significantly relative to the United States dollar. Conversely, its costs would be favorably affected on a short-term basis if the Chinese renminbi depreciates significantly relative to the United States dollar. Although Boyds generally pays for its products in United States dollars, the cost of such products fluctuates with the value of the Chinese renminbi. In the future, Boyds may, from time to time, enter into foreign exchange contracts or prepay inventory purchases as a partial hedge against currency fluctuations. Differences between the amounts of such contracts and costs of specific material purchases are included in inventory and cost of sales. Boyds’ policy is to not capitalize any gains or losses associated with foreign currency transactions or foreign exchange contracts. Boyds intends to manage foreign exchange risks to the extent appropriate.

Results of Operations

Net sales consist of sales of our products, net of sales discounts, product returns and allowances, retail sales from the Boyds Bear CountryTM retail stores, collectors club sales generated from members of Boyds’ collectors club and royalty income from licenses held by Boyds. Sales are primarily made on a purchase order basis. Revenue associated with sales is recognized when products are shipped to the customer or upon the completion of a retail transaction.

Boyds’ gross profit margins may not be comparable to the gross profit margins of certain other entities due to the classification of certain costs.  Boyds includes items such as purchasing and receiving costs, internal transfer costs, and the costs of its distribution network in cost of goods sold.  Boyds includes its inspection costs in selling, general and administrative (“SG&A”) expenses.  Other entities may classify their expenses differently.  The amount of this type of cost included in SG&A expenses was $0.5 million, $0.4 million, and $0.4 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, Boyds records amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling as cost of goods sold.

Other income consists of interest income and exchange rate gain/loss.

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2002	2003	2004

Net sales	100.0%	100.0%	100.0%
Gross profit	63.3%	60.6%	58.1%
Selling, general and administrative expenses	21.2%	36.7%	45.2%
Income from operations	42.1%	23.9%	13.0%
Other income	0.0%	0.1%	0.6%
Interest expense	5.3%	4.9%	4.4%
Provision for income taxes	12.9%	9.5%	3.9%
Net income	23.9%	9.6%	5.3%

Fiscal Year Ended December 31, 2004 vs. Fiscal Year Ended December 31, 2003

Net sales— Net sales decreased $9.3 million, or 8%, to $103.7 million in the twelve months of 2004 from $113.0 million for the twelve months of 2003.  Sales of Boyds’ plush products decreased $2.8 million, or 4%, resin product sales decreased $7.5 million, or 22%, and other product sales increased $1.0 million, or 7%.  As a percentage of net sales for the twelve months, plush represented 61%, resin products represented 26%, and other products represented 13%.

Wholesale net sales in the twelve months declined $9.3 million, or 10%, to $88.0 million in 2004 from $97.3 million in 2003.  Full year wholesale net sales were impacted by the decline in collectible plush product and impacted by the sales restructuring in the fourth quarter of 2004, both of which were partially offset by sales increase in our more giftable product lines.

Retail net sales remained flat at $15.7 million for the full year 2004 and 2003.  Comparable store (Gettysburg) net sales decreased $1.8 million, or 11%, to $13.9 million for the full year 2004 as compared to $15.7 million for the full year 2003.  The reduction in comparable sales for 2004 can be attributed to the lower tourist traffic to the Gettysburg area in 2004.  The Company opened its new store in Pigeon Forge, Tennessee in November of 2004.

Gross profit - Gross profit decreased $8.2 million, or 12%, to $60.3 million in the twelve months of 2004 from $68.5 million for the twelve months of 2003.  Gross profit as a percentage of net sales decreased to 58% for the twelve months of 2004 as compared to 61% for 2003.  The dollar decline was primarily attributable to the decline in sales volume and increased transportation costs due to fuel increases and increased royalty costs from the Company’s NASCAR line.   Wholesale gross profit decreased by $7.7 million, or 14%, to $48.7 million in 2004 from $56.4 million in 2002.

Retail gross profit decreased by $0.5 million, to $11.6 million in 2004 from $12.1 million in the twelve months of 2003.  Gross profit was negatively impacted by the reduced comp store sales and a year end  physical inventory adjustment, which was partially offset by the Company’s new store in Pigeon Forge, Tennessee.

Selling, General & Administrative Expenses (“SG&A”)- SG&A expenses increased $5.3 million, or 13%, to $46.8 million in the twelve months of 2004 from $41.5 million for the twelve months of 2003.  SG&A as a percent of net sales increased to 45% for the twelve months from 37% for the same period in 2003. The dollar increase can be attributed to the $2.4 million in pre-opening and operating costs for Boyds Bear CountryTM – Pigeon Forge, and $1.6 million in call center expenses, which were partially offset by the $1.8 million charge for the change in our Chief Executive Officer which occurred in 2003. Additionally, the dollar increase can be attributed to restructuring charges that the Company incurred in 2004, including $1.1 million relating to executive departures and $0.8 million restructuring of the sales force and the Company’s international operations.

Income from operations - Income from operations declined $13.6 million to $13.4 million in 2004 from $27.0 million in 2003.  Income from operations as a percentage of net sales declined to 13% in 2004 from 24% in 2003.

Total interest expense - Total interest expense declined $1.0 million, or 18% to $4.6 million in the twelve months of 2004 from $5.6 million for the twelve months of 2003.  The dollar decline was due to the reduction in the average debt outstanding during the year that was partially offset by the increase in the interest rate.

Income taxes - Income taxes decreased $6.7 million to $4.0 million in the twelve months of 2004 from $10.7 million for the twelve months of 2003.   The provision was positively impacted in 2003 by a settlement notice from the State of Pennsylvania regarding a franchise tax benefit of approximately $0.9 million relating to the tax year 2000 and negatively impacted by the establishment of a valuation allowance for certain deferred state tax assets of approximately $5.0 million.

Net Income – Net Income declined $5.5 million to $5.4 million in the twelve months of 2004 from $10.9 million for the twelve months of 2003.

Fiscal Year Ended December 31, 2003 vs. Fiscal Year Ended December 31, 2002

Net sales— Net sales decreased $18.3 million, or 14%, to $113.0 million in the twelve months of 2003 from $131.3 million for the twelve months of 2002.  Sales of Boyds’ plush products decreased $15.8 million, or 20%, resin product sales decreased $4.9 million, or 14%, and other product sales increased $2.4 million, or 17%.  As a percentage of net sales for the twelve months of 2003, plush represented 57%, resin products represented 28%, and other products represented 15%.

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

Gross profit - Gross profit decreased $14.6 million, or 18%, to $68.5 million in the twelve months of 2003 from $83.1 million for the twelve months of 2002.  Gross profit as a percentage of net sales decreased to 61% for the twelve months of 2003 as compared to 63% for 2002.  The dollar decline was primarily attributable to the decline in sales volume and the additional obsolescence charge of $1.9 million incurred during the year.   Wholesale gross profit decreased by $21.9 million, or 28%, to 56.4 million in 2003 from $78.3 million in 2002.

Retail gross profit increased by $7.3 million, to $12.1 million in 2003 from $4.8 million in the twelve months of 2002.

SG&A- SG&A expenses increased $13.6 million, or 49%, to $41.5 million in the twelve months of 2003 from $27.9 million for the twelve months of 2002.  SG&A as a percent of net sales increased to 37% for the twelve months from 21% for the same period in 2002.  The dollar and the percentage increase in SG&A expenses was a result of an additional $5.2 million in operational expenses associated with the national sales force, $4.5 million in operational costs at Boyds Bear Country™ - Gettysburg, and a $1.8 million charge for the change in our Chief Executive Officer.

Income from operations - Income from operations declined $28.2 million, or 51%, to $27.0 million in 2003 from $55.2 million in 2002.  Income from operations as a percentage of net sales declined to 24% in 2003 from 42% in 2002.  The dollar decline and the decline in the percentage of net sales were negatively impacted by the decline in sales volume, the additional inventory obsolescence charge, the charge for the change in our Chief Executive Officer and the operational costs of the national sales force and were positively impacted by the operations at Boyds Bear Country™ - Gettysburg.

Total interest expense - Total interest expense declined $1.5 million, or 21% to $5.5 million in the twelve months of 2003 from $7.0 million for the twelve months of 2002.  The dollar decline was due to the reduction of debt of approximately $27.3 million from excess cash and a decline in interest rates.

Income taxes - Income taxes decreased $6.2 million, or 37%, to $10.7 million in the twelve months of 2003 from $16.9 million for the twelve months of 2002. The provision was positively impacted in 2003 by a settlement notice from the State of Pennsylvania regarding a franchise tax benefit of approximately $0.9 million relating to the tax year 2000 and negatively impacted by the establishment of a valuation allowance for certain deferred state tax assets of approximately $5.0 million.  In 2002, the provision was positively impacted by a non-operating tax benefit resulting from the combination of a change to the Pennsylvania tax law and a change to the Company’s tax status.

Liquidity and Capital Resources

The following table summarizes maturities for our significant financial obligations as of December 31, 2004.

As of December 31, 2004	Contractual Cash Obligation Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
(Dollars in millions)

Tranche term A loan due 2005	$28.0	$—	$—	$—	$—	$—	$28.0
Revolver	12.8						12.8
9% Senior subordinated notes due 2008	—	—	—	34.4	—	—	34.4
Interest Payments (1)	8.7	7.7	5.9	3.8	1.0	—	27.1
Operating leases	1.6	1.4	0.8	0.7	0.5	0.1	5.1
Total	$51.1	$9.1	$6.7	$38.90	$1.5	$0.1	$107.4

(1) Interest payments were calculated based on the new credit agreement which was finalized on February 23, 2005 along with the existing subordinated notes which are both due in 2008.  Certain assumptions were made on the reduction of the new credit facility thru 2008.

(2) On February 23, 2005, the Company entered into a new $45 million credit agreement (the “New Credit Agreement”) and used the proceeds to extinguish the Credit Agreement including the Term Loan of $28 million and the outstanding Revolver of $12.75 million. The New Credit Agreement contains a Revolving Loan Facility up to $20 million and a Term Loan of $45 million. The New Credit Agreement has an interest rate of either a base rate, which is the higher of the prime lending rate or 0.50% above the federal funds effective rate, plus 9.50% or LIBOR plus 11.00%.  At December 31, 2004, the lower of those rates was 13.128%. The Company incurred approximately $3.6 million of deferred costs associated with this transaction. The New Credit Agreement requires no scheduled principal payments until the entire outstanding amount of debt is required to be repaid at maturity in February, 2008. There are certain prepayment penalties for amounts paid on the Term Loan and Revolver prior to maturity.

On February 23, 2005,  the Company entered into a new credit agreement and used the proceeds to extinguish the Tranche A term loan and the Revolver. The new credit agreement and revolver have no scheduled payments until maturity in February, 2008.

Commitments to purchase products for resale are not included in the preceding table. Boyds had letters of credit outstanding with vendors for orders placed at December 31, 2004 in the amount of $4.6 million.

Boyds’ primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. For the full year cash provided by operations was approximately $12.9 million.  This cash was largely used to reduce its debt by approximately $1.3 million and purchases of property and equipment totaling $15.3 million.

Operating Activities

Cash provided by operating activities decreased $18.4 million, or 59%, to $12.9 million in 2004 from $31.3 million in 2003. The cash flow decrease was primarily attributable to the decrease in net income as described above as well as an increase in inventory as a result of the Company’s second retail store in Pigeon Forge, Tennessee.

Cash provided by operating activities decreased $22.9 million , or 42.2%, to $31.3 million in 2003 from $54.2 million in 2002. The cash flow decrease was primarily attributable to the decrease in revenues.

Investing Activities

Capital and investment expenditures totaled $15.3 million in 2004 of which $13.2 million was a result  of construction costs relating to Boyds Bear CountryTM – Pigeon Forge, which opened in November of 2004.  Boyds does not expect to incur significant capital expenditures in the next year, due to its sourcing arrangements with suppliers and the pause to its “big box” format retail rollout.

Capital and investment expenditures totaled $5.0 million in 2003, of which $3.8 million was incurred in the construction of Boyds Bear CountryTM – Pigeon Forge.

Financing Activities

In connection with the re-capitalization in 1998, Boyds issued 9% Senior Subordinated Notes due 2008 in an amount of $165.0 million and entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings of up to $40.0 million. As of December 31, 2004, Boyds has paid down $130.6 million since the inception of the Notes, leaving $34.4 million outstanding and has repaid $269.0 million of the term loans under the credit agreement, leaving a balance outstanding of $28.0 million.

Boyds had a $12.8 million outstanding balance on the revolving credit facility at December 31, 2004. The unused balance available under the revolving credit facility will be available to fund the working capital requirements of Boyds. Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate or LIBOR, at Boyds’ option. The revolving credit facility commitment will terminate on April 21, 2005. Effective April 21, 2000, the tranche A term loan is amortizing over six years. The credit agreement contains customary covenants and events of default, including substantial restrictions on

Boyds’ ability to declare dividends or make distributions. Boyds is in compliance with all applicable covenants as of December 31, 2004. The tranche A term loans is subject to mandatory prepayment with the proceeds of certain asset sales and a portion of Boyds’ excess cash flow, as defined in the credit agreement. As of December 31, 2000, the tranche B term loan had been fully repaid.

On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of Boyds’ common stock. As of December 31, 2004, Boyds had repurchased 344,730 shares of common stock pursuant to this stock repurchase program for an aggregate amount of approximately $1.0 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are limited by the New Credit Agreement to an aggregate amount not to exceed $1.0 million.

On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of December 31, 2004, Boyds had repurchased $52.3 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow and the revolving credit facility. Any future repurchases under this program are expected to be financed similarly.  Boyds may make such purchases from time to time in the open market or in private transactions.

On February 23, 2005, the Company entered into a new credit agreement which replaced its current term debt.  Under the new agreement, the Company received a $45 million term loan with a revolving credit facility availability of up to $20 million.  At the time of the transaction, the Company utilized $8.2 million of this revolving facility.  Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate, which is the higher of the prime lending rate or 0.50% above the federal funds effective rate, plus 9.50% or LIBOR plus 11.00%. The Company incurred approximately $3.6 million in closing costs for the new credit agreement.

The new credit agreement contains customary covenants, including covenants that restrict the Company’s ability to incur additional indebtedness, make capital expenditures, pay dividends on and redeem capital stock, make other restricted payments, make investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its asset. The new credit agreement also requires the Company to maintain specified financial ratios.

Management believes that cash flow from operations and availability under the new revolving credit facility will provide adequate funds for Boyds’ foreseeable working capital needs, planned capital expenditures and debt service obligations. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Boyds on acceptable terms or at all. Boyds’ ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Boyds’ control.

Risk Factors that May Affect Future Performance

Changing distribution channels.  The Company’s historic distribution channels, mainly independent retailers, have seen significant declines in traffic for several years.  Consumers have migrated to larger, more convenient retailers, which provide for a full array of products and services.  If the Company is unable to migrate it sales distribution to channels which mirror consumers buying tendencies, then its revenues could be significantly impacted.

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

Dependence on two independent buying agencies.  Substantially all of the products that Boyds sells are purchased through two independent buying agencies. One buying agency is located in Hong Kong, and the other buying agency is located in the United States. These two buying agencies, which contract with a total of 19 independent manufacturers, account for approximately 90% of Boyds’ total imports. These two buying agencies also perform a number of functions for Boyds, including collaborating in Boyds’ product design and development process. As a result, Boyds is substantially dependent on these buying agencies and the manufacturers with which they contract. Boyds does not have long-term contracts with either of its primary buying agencies. Boyds believes that the loss of either of its primary buying agencies would (1) have a material adverse affect on its financial condition and results of operations, (2) cause disruptions in its orders, (3) affect the quality of its products, and (4) possibly require it to select alternative manufacturers.   In 2004, the Company began contracting its plush buying with three additional buying groups in an effort to mitigate this risk.

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

Potential foreign restrictions or additional costs.  The countries in which Boyds’ products are manufactured may impose new quotas, duties, tariffs or other charges or restrictions. This could adversely affect Boyds’ financial condition, results of operations or its ability to continue to import products at current or increased levels. In particular, Boyds’ costs could increase, or the mix of countries from which Boyds imports its products may be changed, if the Generalized System of Preferences program is not renewed or extended each year. The Generalized System of Preferences program allows selected products of beneficiary countries to enter the United States duty free. In addition, if countries that are currently accorded “Most Favored Nation” status by the United States, such as China, cease to have such status, Boyds could be adversely affected. Boyds cannot predict what regulatory changes may occur or the type or amount of any financial impact these changes may have on it in the future.

Potential infringement of Boyds’intellectual property.  Boyds believes that its trademarks and other proprietary rights are material to its success and competitive position. Accordingly, Boyds devotes resources to the establishment and protection of its intellectual property on a worldwide basis. The actions Boyds takes to establish and protect its trademarks and other proprietary rights may not be adequate to protect its intellectual property or to prevent imitation of its products by others. Moreover, while Boyds has not experienced any proprietary license infringements or legal actions that have had a material impact on its financial condition or results of operations, other persons have and will likely in the future assert rights in, or ownership of, its trademarks and other proprietary rights. Boyds may not be able to successfully resolve such conflicts. In addition, the laws of foreign countries may not always protect intellectual property to the same extent as do the laws of the United States.

Retail Capital Expenditures.  When the Company progresses with its retail expansion plans, it may need to make significant capital expenditures.  In the event that the format that the Company has designed or the locations that the Company has selected, and will select in the future, become unprofitable, the Company will have to write down the investments made in these properties.  In addition, if these properties become underperforming, the Company may have difficulty in making any future debt obligation payments.

Retail Property Leases.  The Company has entered into property leases associated with future development sites in Myrtle Beach, South Carolina and Branson, Missouri.  In the event that the Company does not build its stores on these locations the Company will be required to expense the development costs that it has incurred to date on each site.  The expenditures as of December 31, 2004 are $1.4 million and $0.1 million for Myrtle Beach and Branson, respectively.

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2003.  The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which provides guidance on when to consolidate variable interest entities. In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. The Interpretation applies immediately to variable interest entities created after December 31, 2003. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The Company is currently assessing the impact that SFAS 123R will have on the financial position, results of operations and cash flows of Boyds.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No.142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. Boyds will continue to conduct impairment tests annually in the first quarter of each fiscal year or sooner if circumstances require. The result of this impairment test identified that as of January 1, 2004 there were no impairments of goodwill or intangible assets to be recorded. As of January 1, 2002, Boyds discontinued the amortization of all goodwill. Amortization for the twelve months ended December 31, 2001 was $136,000.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  Adoption of this statement was required at the beginning of fiscal year 2003.  The Company adopted the provisions of this statement in the first quarter of 2003, which were incorporated in the consolidated financial statements. The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure, an amendment of FASB Statement No. 123 which amends SFAS No. 123, Accounting for Stock-Based Compensation and the reporting provisions of APB No. 30, “Interim Financial Reporting.”  SFAS No.148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Boyds adopted the disclosure provision of this standard on December 31, 2002 and has determined that the adoption did not have any impact on the financial position, results of operations or cash flows of Boyds.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for the classification and measurement in an issuer’s statement of financial position of certain financial instruments that embody obligations for the issuer that are required to be classified as liabilities.  This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions of the statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs-an Amendment of ARB No. 43. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Boyds faces interest rate risk exposure in relation to $53.2 million of its outstanding debt of $87.6 million at February 2005.   This amount relates to its new credit agreement. A hypothetical 1% change in interest rates applied to the fair value of debt could  have a material impact on earnings or cash flows of Boyds.

Boyds faces currency risk exposure that arises from translating the results of its Canadian and European operations to the U.S. dollar. The currency risk exposure is not material as the Canadian and European subsidiaries operations do not have a material impact on Boyds’ earnings.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Boyds Collection, Ltd. and Subsidiaries

McSherrystown, Pennsylvania

We have audited the accompanying consolidated balance sheets of The Boyds Collection, Ltd. and Subsidiaries (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company, at December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Baltimore, Maryland

March 23, 2005

THE BOYDS COLLECTION, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,173	$354
Accounts receivable, less allowance for doubtful accounts of $2,189 and $2,390 in 2003 and 2004, respectively	8,174	8,581
Inventory - primarily finished goods, less allowance for obsolete inventory of $2,855 and $2,719 in 2003 and 2004, respectively	9,404	13,462
Inventory in transit	3,653	2,666
Other current assets	932	854
Income taxes receivable	1,964	—
Deferred income taxes	21,047	19,485
Total current assets	49,347	45,402

PROPERTY AND EQUIPMENT – NET	21,726	35,081
OTHER ASSETS:
Deferred debt issuance costs	961	645
Deferred tax asset	147,997	145,435
Other assets	2,923	2,997
Total other assets	151,881	149,077

TOTAL ASSETS	$222,954	$229,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,514	$4,420
Accrued expenses	5,452	5,708
Income taxes payable	—	474
Interest payable	626	570
Current portion of long-term debt	14,000	0
Total current liabilities	22,592	11,172

LONG-TERM DEBT	62,392	75,142
COMMITMENTS AND CONTINGENCIES (Notes 5, 6 and 10)
STOCKHOLDERS’ EQUITY:
Capital stock (61,838 shares issued at December 31, 2003 and 2004, respectively) and paid-in capital in excess of par	(41,221)	(41,221)
Other comprehensive income:
Accumulated other comprehensive loss	(244)	(407)
Retained earnings	206,873	212,312
Less: Treasury shares at cost (2,834 at December 31, 2003 and 2004)	(27,438)	(27,438)
Total stockholders’ equity	137,970	143,246

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,954	$229,560

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2002	2003	2004
	(in thousands, except per share data)

NET SALES	$131,333	$113,037	$103,714
COST OF GOODS SOLD	48,248	44,555	43,458
Gross profit	83,085	68,482	60,256
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,852	41,512	46,829
OTHER OPERATING INCOME	3	5	4
INCOME FROM OPERATIONS	55,236	26,975	13,431
OTHER INCOME	111	140	585
INTEREST EXPENSE:
Interest expense	6,448	4,821	4,234
Amortization of deferred debt issuance costs	524	732	316
TOTAL INTEREST EXPENSE	6,972	5,553	4,550

INCOME BEFORE PROVISION FOR INCOME TAXES	48,375	21,562	9,466
PROVISION FOR INCOME TAXES	16,951	10,699	4,027
NET INCOME	$31,424	$10,863	$5,439

EARNINGS PER SHARE:
Basic Earnings Per Share
Net Income	$0.53	$0.18	$0.09

Diluted Earnings Per Share
Net Income	$0.53	$0.18	$0.09

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock	Accumulated
	Shares Issued And Outstanding	Treasury Stock	and Paid-in Capital in Excess of Par	Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Other Comprehensive Income
	(in thousands)

BALANCE, JANUARY 1, 2002	61,838	2,777	$(41,221)	$(16)	$164,586	$(26,967)	$96,382
Issuance of common stock		(50)				28	28
Repurchase of common stock							—
Other comprehensive income:
Foreign currency translation				(34)			(34)	(34)
Net income					31,424		31,424	31,424
Comprehensive income	—	—	—	—	—	—	—	$31,390

BALANCE, DECEMBER 31, 2002	61,838	2,727	$(41,221)	$(50)	$196,010	$(26,939)	$127,800
Issuance of common stock		(105)				452	452
Repurchase of common stock		212				(951)	(951)
Other comprehensive income:
Foreign currency translation				(194)			(194)	(194)
Net income					10,863		10,863	10,863
Comprehensive income	—	—	—	—	—	—	—	$10,669

BALANCE, DECEMBER 31, 2003	61,838	2,834	$(41,221)	$(244)	$206,873	$(27,438)	$137,970
Other comprehensive income:
Foreign currency translation				(163)			(163)	(163)
Net income					5,439		5,439	5,439
Comprehensive income	—	—	—	—	—	—	—	$5,276

BALANCE, DECEMBER 31, 2004	61,838	2,834	$(41,221)	$(407)	$212,312	$(27,438)	$143,246

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2002	2003	2004
	(in thousands)
OPERATING ACTIVITIES:
Net income	$31,424	$10,863	$5,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,597	1,991	1,852
Amortization and write off of deferred debt issuance costs	524	732	316
Gain/(Loss) on sale of equipment	7	(2)	70
Deferred taxes	15,862	14,265	4,124
Asset impairment charge	254	—	8
Changes in assets and liabilities:
Accounts receivable - net	3,008	2,315	(407)
Inventory	(1,514)	(180)	(4,058)
Inventory in transit	(242)	(487)	987
Other current assets	(238)	94	78
Other assets	(18)	(234)	(73)
Accounts payable	(317)	(55)	1,906
Income taxes receivable/payable	3,614	1,252	2,438
Accrued expenses	435	1,112	256
Interest payable	(181)	(203)	(56)
Other liabilities	(4)	(126)	—
Net cash provided by operating activities	54,211	31,337	12,880

INVESTING ACTIVITIES:
Purchase of property and equipment	(12,645)	(5,049)	(15,286)
Net cash used in investing activities	(12,645)	(5,049)	(15,286)

FINANCING ACTIVITIES:
Line of credit borrowings, net	(11,500)	—	12,750
Repayment of debt	(25,000)	(27,297)	(14,000)
Sale of common stock (net of related fees and expenses)	—	430	—
Exercise of stock options	25	22	—
Repurchase of common stock	3	(951)	—
Net cash used in financing activities	(36,472)	(27,796)	(1,250)

Effect of exchange rate changes on cash	(34)	(194)	(163)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,060	(1,702)	(3,819)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	815	5,875	4,173
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,875	$4,173	$354

CASH PAID DURING THE PERIOD FOR INTEREST	$6,629	$5,024	$4,290
CASH PAID (RECEIVED) DURING THE PERIOD FOR INCOME TAXES	$(2,524)	$(4,847)	$(2,582)

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2002, 2003 and 2004

1. GENERAL

The Boyds Collection, Ltd. (“Boyds” or the “Company”) operates in two segments which consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business. In September 2002, the Boyds Bear Country™ - Gettysburg store opened in Gettysburg, Pennsylvania and the Boyds Bear Country ™ - Pigeon Forge store opened in November 2004 in Pigeon Forge, Tennessee. These retail stores are being used to generate income and expand the brand awareness and image of Boyds.  Substantially all of the Company’s products are sourced from foreign manufacturers in China through buying agencies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Boyds and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition—For the wholesale business, Boyds records sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, items have been shipped and the collectibility of the resulting receivable is reasonably assured. For the retail business, Boyds recognizes sales upon customer receipt of the merchandise.

Cash and Cash Equivalents—Boyds considers all short-term interest-bearing investments with original maturities of three months or less to be cash equivalents.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method of accounting. Inventory in-transit consists of purchases from foreign suppliers for which title has passed to Boyds. An inventory obsolescence allowance has been established for the purpose of reserving for inventory that has not been able to sell-through in either the wholesale or retail operations. Boyds periodically reviews its allowance based on its expectations of its ability to sell existing inventory and also utilizes several estimates when evaluating its allowances including historical experience, current and anticipated economic conditions, and customer profiles.  Boyds continually reevaluates these key factors and makes adjustments to its estimated allowances when appropriate.

Property and Equipment—Property and equipment is stated at cost. For assets acquired prior to January 1, 1999 depreciation is computed using the declining balance method over the estimated useful lives of the various assets. Beginning January 1, 1999, all new assets purchased are depreciated using the straight line method over the estimated useful lives. The estimated useful lives of furniture and fixtures range from five to seven years and the estimated useful lives of equipment range from three to seven years. The estimated useful life of leasehold improvements is the lesser of the estimated life of the improvement or the term of the lease. The estimated useful lives of the buildings are thirty-nine and a half years.

Software Development Costs—During 1999, Boyds adopted the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, certain computer software project costs incurred during the application development stage have been capitalized and are being amortized on a straight line basis over a period of three years. Such costs include external direct costs of materials and services consumed in developing internal-use software and payroll costs for employees who are directly associated with the internal-use computer software project, and are included in property and equipment on the consolidated balance sheet.

Goodwill—Goodwill is not amortized , but instead, reviewed for impairment and written down with a resulting charge to the statements of income in the period in which the recorded value of goodwill exceeds its fair value. Boyds performs its annual test for indication of impairment as of January 1 each year. There was no impairment charge in the years ended December 31, 2002, 2003 or 2004. Goodwill was $2.6 million as of December 31, 2003 and 2004 and is included in Other Assets on the consolidated balance sheets.

Deferred Debt Issuance Costs—Boyds amortizes deferred debt issuance costs using the interest method over the life of the debt. Upon retiring debt, unamortized deferred debt issuance costs are recognized in the amortization of deferred debt issuance costs line item within the consolidated statements of income.

Impairment of Long-Lived Assets—Boyds reviews the recoverability of its long-lived and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on Boyds’ ability to recover the carrying value of the asset from the expected future undiscounted cash flows generated. The measurement of impairment requires management to use estimates of expected future cash flows. If an impairment loss existed, the amount of the loss would be recorded in the consolidated statements of income. It is possible that future events or circumstances could cause these estimates to change.

In the first quarter of 2002, Boyds reduced capitalized software costs to its net realizable value through an impairment charge totaling $0.3 million, recorded in selling, general and administrative expenses on the consolidated statements of income.  The software costs were associated with a sales interface system that was expected to improve sales force efficiency and effectiveness.

Cost of Product —The Company records amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling are recorded as cost of goods sold. The Company’s gross profit margins may not be comparable to the gross profit margins of certain other entities due to the classification of certain costs.  The Company includes items such as purchasing and receiving costs, internal transfer costs, and the costs of its distribution network in cost of goods sold.

Selling, General and Administrative Costs —The Company includes its inspection costs in selling, general and administrative expenses.  Other entities may classify their expenses differently.  The amount of this type of cost included in selling, general and administrative expenses was $0.5 million, $0.4 million, and $0.4 million for the years ended  December 31, 2004, 2003 and 2002, respectively. The Company capitalizes certain warehousing costs associated with inventory. These would include warehouse labor and related payroll taxes, rent, depreciation, packing supplies, utilities and customs duty. The amounts capitalized for the years ended  December 31, 2004, 2003 and 2002 were $1.3 million, $1.2 million and $1.2 million, respectively.

Fair Value of Financial Instruments—Management considers that the carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the short-term nature of these instruments. Interest on the credit agreement is payable at variable rates which approximates fair market value. The fair value of the 9% senior subordinated notes (the notes), face value of $34.4 million, was $32.7 million at December 31, 2004.

Foreign Currency Translation—Assets and liabilities of Boyds’ foreign subsidiaries are translated at year-end exchange rates while revenue and expenses are translated at weighted average rates prevailing during the year.  Foreign currency translation adjustments are reported as a separate component of other comprehensive income in the consolidated statement of stockholders’ equity.

The Company’s policy is not to capitalize any gains or losses associated with foreign currency transactions or foreign exchange contracts.

Income Taxes—Boyds accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Stock-Based Compensation— At December 31, 2004, Boyds had various stock-based employee compensation plans, which are described more fully in Note 12.  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. Boyds has adopted the disclosure only provision of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS No. 148”) an amendment of SFAS No. 123; therefore no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plan, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and net income per common share would have approximated the pro forma amounts indicated below:

	Year Ended December 31
	2002	2003	2004
	(in thousands except per share amounts)
Net income, as reported	$31,424	$10,863	$5,439

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,860	3,105	1,719

Pro forma net income	$29,564	$7,758	$3,720

Earnings per share:
Basic—as reported	$0.53	$0.18	$0.09
Basic—pro forma	$0.50	$0.13	$0.06

Diluted—as reported	$0.53	$0.18	$0.09
Diluted—pro forma	$0.50	$0.13	$0.06

Pro forma information regarding net income and earnings per common share has been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	2002	2003	2004

Weighted average risk free interest rate	4.0%	3.7%	4.3%
Volatility	71.0%	66.0%	64.8%
Dividend yield	0.0%	0.0%	0.0%
Expected life in years	6.5	6.5	6.5

Certain stock options were not included in the computation of diluted earnings per share for the periods presented since the underlying exercise prices were greater than the average market price of common stock and inclusion would be antidilutive.  Not included in the computation of diluted earnings per share were 1.4 million shares, 2.3 million shares, and 3.7 million shares for the years ended December 31, 2002, 2003 and 2004, respectively.

Segment Reporting—SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information requires enterprises to report certain information about products and services, activities in different geographic areas and reliance on major customers and to disclose certain segment information in their financial statements. The basis for determining an enterprise’s operating segments is the manner in which financial information is used internally by the enterprise’s chief operating decision maker. The Company operates in two segments that consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business.  These segments are evaluated regularly by the Company’s Chief Executive Officer in deciding how to assess performance and allocate resources.

The Company’s wholesale business designs, imports, and distributes resin figurines and plush animals via a global network of independent retailers and distributors.   The Company’s retail operation sells resin figurines, plush animals and a uniqueentertainment experience directly to the end consumer. In September 2002, Boyds Bear Country™ - Gettysburg store opened in Gettysburg, Pennsylvania and Boyds Bear Country ™ - Pigeon Forge store opened in November of 2004 in Pigeon Forge, Tennessee. These retail stores are being used to generate income and expand the brand awareness and image of Boyds.  In addition, less than 3% of total revenue is derived from customers outside the United States and substantially all long-lived assets are located in the United States. No customer represents more than 10% of total revenue.

	For the Twelve Months Ended, December 31,
	2003			2004
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
	(in thousands)
Sales	$97,314	$15,723	$113,037	$88,028	$15,686	$103,714
Gross Profit	56,412	12,070	68,482	48,683	11,573	60,256
SG&A	34,713	6,799	41,512	36,441	10,388	46,829
Income from Operations	21,704	5,271	26,975	12,246	1,185	13,431

Total Assets	$206,471	$16,483	$222,954	$198,210	$31,350	$229,560
Capital Expenditures	519	4,530	5,049	279	15,007	15,286
Depreciation & Amortization	1,228	763	1,991	934	918	1,852

Use of Estimates—The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include allowance for doubtful accounts receivable, net realizable value of inventories, income taxes and tax valuation reserves, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

Concentration of Suppliers— Substantially all of the products that Boyds sells are purchased through two independent buying agencies.

Earnings Per Share—Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Except where the result would be antidilutive, diluted net income per share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding including potential common shares from the exercise of stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the income and net income available to common stockholders:

	December 31,
	2002	2003	2004
	(in thousands, except share data)

Numerator for basic and diluted earnings per share:
Net income	$31,424	$10,863	$5,439

Denominator:
Denominator for basic earnings per share - weighted average shares	59,075,944	59,037,303	59,004,202

Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	107,048	32,229	20,998

Denominator for diluted earnings per share - weighted average shares	59,182,992	59,069,532	59,025,200

Adopted and Recently Issued Accounting Standards— In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.”  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2003.  The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which provides guidance on when to consolidate variable interest entities. In December 2003, the FASB revised FIN 46 with FIN 46R. In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. The Interpretation applies immediately to variable interest entities created after December 31, 2003. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In December of 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The Company is currently assessing the impact that SFAS 123R will have on the financial position, results of operations and cash flows of Boyds.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No.142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. Boyds will continue to conduct impairment tests annually in the first quarter of each fiscal year or sooner if circumstances require. The result of this impairment test identified that as of January 1, 2004 there were no impairments of goodwill or intangible assets to be recorded. As of January 1, 2002, Boyds discontinued the amortization of all goodwill. Amortization for the twelve months ended December 31, 2001 was $136,000.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  Adoption of this statement was required at the beginning of fiscal year 2003.  The Company adopted the provisions of this statement in the first quarter of 2003, which were incorporated in the consolidated financial statements. The adoption of this statement did not have a material impact on the financial position, results of operations or cash flow of Boyds.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 which amends SFAS No. 123, Accounting for Stock-Based Compensation and the reporting provisions of APB No. 30, “Interim Financial Reporting.”  SFAS No.148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Boyds adopted the disclosure provision of this standard on December 31, 2002 and has determined that the adoption did not have any impact on the financial position, results of operations or cash flows of Boyds.

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

In November of 2004, the FASB issued SFAS No. 151, Inventory Costs-an Amendment of ARB No. 43. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

3. PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2003 and 2004 were, as follows:

	December 31,
	2003	2004
	(in thousands)

Land	$3,570	$3,570
Building	15,143	28,346
Construction in progress	1,050	1,449
Equipment	4,673	5,407
Software development costs	2,372	2,479
Leasehold improvements	1,924	1,944
Furniture and fixtures	398	1,076
Total	29,130	44,271
Less: accumulated depreciation and amortization	(7,404)	(9,190)
Total	$21,726	$35,081

Depreciation expense on property and equipment was $1.6 million, $2.0 million and $1.9 million in 2002, 2003 and 2004, respectively.

4. CONCENTRATION OF CREDIT RISK

Boyds maintains cash balances at several financial institutions located in Pennsylvania. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated $3.2 million and $0.1 million at December 31, 2003 and 2004, respectively. At December 31, 2003 and 2004, no customer accounted for more than 10% of accounts receivable.

5. LEASE COMMITMENTS

Boyds leases certain office, warehouse and showroom facilities under non-cancelable operating leases.  Rent expense amounted to $1.4 million, $1.2 million and $1.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.  At December 31, 2004, the future minimum annual lease commitments for the non-cancelable operating leases are as follows:

(In millions)

2005	$1.6
2006	1.4
2007	0.8
2008	0.7
2009	0.5
Thereafter	0.1
$5.1

6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 2003 and 2004, Boyds had letters of credit outstanding under bank credit agreements amounting to $3.1 million and $4.6 million, respectively. These letters of credit represent Boyds’ commitment to purchase inventory that is to be produced and/or shipped.

7. RELATED PARTY TRANSACTIONS

Kohlberg Kravis Roberts & Co. L.P. (“KKR”) represents a 59% stockholder of Boyds. For each of the years ended December 31, 2002, 2003 and 2004, Boyds paid to KKR approximately $0.4 million for management fees and related expenses. Amounts payable to KKR at December 31, 2003 and 2004 were $0.1 million.

8. LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31,
	2003	2004
	(in thousands)

9% Senior Subordinated Notes due May 15, 2008	$34,392	$34,392

Credit Agreement:
Secured Tranche A Term Loan due April 2005 (the “Term Loan”) Interest based on LIBOR or base rate as defined	42,000	28,000
Secured revolving credit facility due April 2005 (the “Revolver”) Interest based on LIBOR or base rate as defined	—	12,750
Sub-total	76,392	75,142

Less: Current portion of long-term debt	(14,000)	—

	$62,392	$75,142

The Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2003. Interest on the Notes is payable semiannually on May 15 and November 15. The secured revolving credit facility provides for borrowings of up to $40.0 million.

For the years ended December 31, 2003 and 2004, the weighted average interest rates in effect for the Term Loan were 1.784% and 3.364%, respectively. The weighted average interest rate in effect for the Revolver at December 31, 2004 was 3.380%.  In addition, the Term Loan and the Revolver was to mature in April 2005.

The Credit Agreement contains certain covenants, including the requirement of a minimum interest coverage ratio as defined in the agreement and substantial restrictions as to dividends and distributions. Boyds is in compliance with all applicable covenants as of December 31, 2004. The agreement also provides that the Term Loan and the Revolver be secured by the capital stock of Boyds’ current and future subsidiaries.

On February 23, 2005, the Company entered into a new $45 million credit agreement (the “New Credit Agreement”) and used the proceeds to extinguish the Credit Agreement including the Term Loan of $28 million and the outstanding Revolver of $12.75 million.

The New Credit Agreement contains a Revolving Loan Facility up to $20 million and a Term Loan of $45 million. The New Credit Agreement has an interest rate of either a base rate, which is the higher of the prime lending rate or 0.50% above the federal funds effective rate, plus 9.50% or LIBOR plus 11.00%.  At December 31, 2004, the lower of those rates was 13.128%. The Company incurred approximately $3.6 million of deferred costs associated with this transaction. The New Credit Agreement requires no scheduled principal payments until the entire outstanding amount of debt is required to be repaid at maturity in February, 2008. There are certain prepayment penalties for amounts paid on the Term Loan and Revolver prior to maturity.

The New Credit Agreement contains customary covenants, including covenants that restrict the Company’s ability to incur additional indebtedness, make capital expenditures, pay dividends on and redeem capital stock, make other restricted payments, make investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its asset. The New Credit Agreement also requires the Company to maintain specified financial ratios.

The maturities for the Company’s outstanding long-term debt not taking into account the new credit agreement are as follows:

(In millions)

2005	$40.7
2006	0.0
2007	0.0
2008	34.4
2009	0.0
Thereafter	0.0
$75.1

9. PROVISION FOR INCOME TAXES

The components of the income tax provision are as follows for the years ended December 31, 2002, 2003 and 2004:

	December 31,
	2002	2003	2004
	(in thousands)

Current income tax expense(benefit)
Federal	$(57)	$(1,900)	$(375)
State	1,146	(1,666)	278
Foreign	—	—	—
Total Current	1,089	(3,566)	(97)

Deferred income tax expense(benefit)
Federal	15,898	8,473	4,131
State	(36)	5,792	748
Foreign	—	—	(755)
Total Deferred	15,862	14,265	4,124
Total income tax provision	$16,951	$10,699	$4,027

A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

	December 31,
	2002	2003	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes - net of federal income tax benefit	5.9	(1.3)	6.2
Recognition of state deferred tax (asset)/valuation allowance	(5.5)	13.9	—
Other	(0.4)	2.0	1.3
Effective income tax rate	35.0%	49.6%	42.5%

The tax effect of significant items comprising the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2003	2004
	(in thousands)

Deferred tax asset - Goodwill	$160,733	$143,457
Deferred tax asset - Other	14,653	27,837
Deferred tax liability - Other	(981)	(1,013)
Valuation Allowance	(5,361)	(5,361)
Net deferred tax asset	169,044	164,920
Less: Current	(21,047)	(19,485)
Deferred tax asset	$147,997	$145,435

For federal income tax purposes, Boyds has elected to treat the Recapitalization and Stock Purchase as an asset acquisition by making a Section 338 Section (h)(10) election. As a result, there is a difference between the financial reporting and income tax basis of Boyds’ assets. The difference creates deductible goodwill for income tax purposes, and a deferred tax asset for financial reporting purposes. The deductible goodwill for income tax purposes is amortized over a period of fifteen years. Although realization is not assured at December 31, 2004, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however could be reduced in the near term if estimates of future taxable income in each of the federal, state, and foreign tax jurisdictions, during the carry forward period are reduced. Such reduction could be significant.

10. CONTINGENCIES

Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of Boyds.

11. STOCKHOLDERS’ EQUITY

Capital Stock—As of December 31, 2003 and 2004, Boyds had 100 million shares of capital stock (par value $0.0001) authorized and 59.0 million shares outstanding, respectively. The Board of Directors is authorized to issue the unissued portion of the authorized shares in another class or series of stock, including preferred stock.

During 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. On May 28, 1999, Boyds announced a common stock share repurchase program and, as of December 31, 2004, the Company had repurchased 2,954,200 shares of its common stock under this plan. On February 17, 2000, Boyds announced a further common stock share repurchase program and, as of December 31, 2004, the Company had repurchased 344,730 shares of its common stock under this plan.

12. EMPLOYEE BENEFIT PLANS

Employee Savings and Retirement Plan—Boyds has a 401(K) Plan that allows eligible employees to contribute a portion of their salary to the plan. Employees under 50 years of age may contribute up to $13,000 and employees 50 years of age or older may contribute up to $16,000.

Stock Option Plan—Boyds has granted stock options under various incentive stock option plans (the “Plans”) which provide for the granting to certain employees and directors of options to acquire Boyds’ common stock. The option prices of stock which may be purchased under the Plans are not less than the fair value of common stock on the dates of the grants.

Outstanding options issued to employees vest and become exercisable over a five-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon an employee’s retirement or termination from Boyds, and are contingent upon continued employment during the applicable five-year period.

Boyds has reserved a total of 5,579,033 shares for issuance under the Plans, of which 2,845,156 shares remain reserved at December 31, 2004 for future issuances. The following table summarizes information about fixed stock options at December 31, 2004:

		Options Outstanding
	Options		Exercise Price Per Share
	Available for Grant	Number of Shares	Range	Weighted Average

January 1, 2002	3,029,025	2,340,014	$4.45 - $18.00	$8.01

Options granted	(725,000)	725,000	$6.40 - $7.50	$7.17
Options exercised		(4,000)	$6.25 - $6.25	$6.25
Options forfeited	73,407	(73,407)	$4.45 - $18.00	$12.23

December 31, 2002	2,377,432	2,987,607	$4.45 - $18.00	$7.71

Options granted	(1,308,750)	1,308,750	$4.53 - $5.12	$5.01
Options exercised		(5,000)	$4.45- $4.45	$4.45
Options forfeited	582,257	(582,257)	$4.45 - $13.44	$10.61

December 31, 2003	1,650,939	3,709,100	$4.45 - $18.00	$6.43

Shares reserved	1,500,000
Options granted	(501,144)	501,144	$2.49 - $4.22	$2.85
Options exercised
Options forfeited	195,361	(195,361)	$4.31 - $10.60	$7.11

December 31, 2004	2,845,156	4,014,883	$2.49 - $18.00	$5.95

The weighted average fair value of options granted during 2002, 2003 and 2004 was $5.2 million, $6.6 million and $1.4 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Life

$2.49 to $5.12	1,926,883	886,739	8.1

$6.25 to $7.45	1,680,000	1,124,500	6.4

$7.50 to $18.00	408,000	387,000	6.6

13. QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table shows results of operations for each of the quarters during fiscal 2003 and 2004:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Year Ended December 31, 2003:
Net sales	$35,101	$24,465	$31,511	$21,960
Gross profit	22,353	15,844	18,301	11,984
Income from operations	14,103	5,435	7,024	413
Net income	$7,975	$2,178	$2,523	$(1,813)

Net income (loss) per common share
Basic	0.13	0.04	0.04	(0.03)
Diluted	0.13	0.04	0.04	(0.03)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Year Ended December 31, 2004:
Net sales	$26,337	$22,626	$32,835	$21,916
Gross profit	15,883	13,898	19,875	10,600
Income from operations	5,957	2,133	8,319	(2,978)
Net Income	$2,795	$527	$4,467	$(2,350)

Net income (loss) per common share
Basic	0.05	0.01	0.08	(0.04)
Diluted	0.05	0.01	0.08	(0.04)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Based on an evaluation of Boyds’ disclosure controls and procedures conducted as of December 31, 2004, Boyds’ principal executive officer and principal financial officer have concluded that such controls and procedures effectively ensure that information required to be disclosed by Boyds in reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Boyds in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of Boyds, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

Information concerning the directors and executive officers of the Company, their terms of office, the periods during which they have served and their personal business experience, is included in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of stockholders and is specifically incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information regarding compensation of the Company’s directors and officers is included in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of stockholders and is specifically incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to the beneficial ownership of the outstanding shares of the Company’s Common Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares, (ii) each director and executive officer of the Company individually, and (iii) all directors and officers of the Company as a group, is included in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of stockholders and is specifically incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and its directors, director-nominees, executive officers, and the family members of these individuals is included in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of stockholders and is specifically incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                Information regarding principal accountant fees and services is included in the Company’s definitive proxy statement for its 2005 annual meeting of stockholders and specifically included herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
FORM 8-K

(a)

1. Consolidated Financial Statements:

The index for the consolidated financial statements is under Item 8 of this form 10K.

2. Consolidated Financial Statement Schedule:

Schedule of valuation and qualifying accounts.

THE BOYDS COLLECTION, LTD.

Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at January 1	Additions	Deductions	Balance at December 31
	(in thousands)
2002
Allowance for doubtful accounts	$3,107	$748	$863	$2,992
Allowance for returns and allowances	197	62	120	139
Allowance for obsolete inventory	6,031	2,089	2,880	5,240
Deferred tax asset valuation allowance	2,890	44	2,601	333

2003
Allowance for doubtful accounts	$2,992	$612	$1,415	$2,189
Allowance for returns and allowances	139	400	423	116
Allowance for obsolete inventory	5,240	3,617	6,002	2,855
Deferred tax asset valuation allowance	333	5,086	58	5,361

2004
Allowance for doubtful accounts	$2,189	$855	$654	$2,390
Allowance for returns and allowances	116	93	135	74
Allowance for obsolete inventory	2,855	2,013	2,149	2,719
Deferred tax asset valuation allowance	5,361	—	—	5,361

Allowance for doubtful accounts – Additions would include amounts needed to increase the balance which would be offset against bad debts. Deductions would include amounts needed to decrease the balance with the offset being bad debts. Any write-offs of actual accounts would also be included in the deduction column.

Allowance for returns and allowances – This allowance account is made based on prior month sales. Additions would be a decrease in net sales and deductions would increase net sales.

Allowance for obsolete inventory – Any additions to this account would be offset against a charge to cost of goods. Likewise, any deductions to this account would either be a decrease to cost of goods or in the event of writing off the inventory, a decrease in inventory.

Deferred tax asset valuation allowance – Any additions to this account would be charged to income tax expense. Hence any deductions would be a decrease in income tax expense.

(3) Exhibits

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of Boyds (incorporated by reference from Exhibit 3.1 of Amendment No. 1 to Boyds’ Registration Statement on Form S-1, filed on February 8, 1999, File No. 333-69535).

3.2	Amended and Restated Bylaws of Boyds (incorporated from Exhibit 3.2 of Boyds’ Annual Report on Form 10-K, filed on March 30, 2000 (File No.001-14843).
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

10.2	1999 Option Plan for Key Employees of Boyds (incorporated by reference from Exhibit 4.3 of Boyds’ Registration Statement on Form S-8, filed on January 18, 2002, File No. 333-77022).
10.3	2000 Option Plan for Key Employees of Boyds (incorporated by reference from Exhibit 4.4 of Boyds’ Registration Statement on Form S-8, filed on January 18, 2002, File No. 333-77022).
10.4	2001 Option Plan for Key Employees of Boyds (incorporated by reference from Exhibit 4.5 of Boyds’ Registration Statement on Form S-8, filed on January 18, 2002, File No. 333-77022).
10.5

Lease Agreement for Boyds’ McSherrystown, Pennsylvania facility (incorporated by reference from Exhibit 10.4 of Amendment No. 3 to Boyds’ Registration Statement on Form S-1, filed on February 23, 1999, File No. 333- 69535).

10.6

Employment Agreement dated January 28, 2000 between Jean-Andre Rougeot and Boyds. (incorporated by reference from Exhibit 10.8 of Boyds’ Annual Report on Form 10-K, filed on March 28, 2002, File No. 001-14843)

10.7

Form of Employment Agreement dated October 21, 2003 between Jan L. Murley and Boyds. (incorporated by reference from Exhibit 10.9 of Boyds’ Annual Report on Form 10-K, filed on March 29, 2004, File No. 001-14843)*

10.8	Credit Agreement, dated as of February 23, 2005, among Boyds, the several lenders from time to time parties thereto, Farallon Capital Management, LLC and Canyon Capital Advisors, LLC.
21	List of subsidiaries (incorporated by reference from Exhibit 21 of Boyds’ Registration Statement on Form S-4, filed May 28, 1999, File No. 333-79647).
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
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

(b) Reports on Form 8-K

Two reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) See index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of McSherrystown, State of Pennsylvania on the 30th day of March, 2005.

THE BOYDS COLLECTION, LTD.

By:	/s/ Joseph E. Macharsky
Joseph E. Macharsky Chief Financial Officer, Secretary, Treasurer, and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 30, 2005.

Signature	Title

/s/ Jan L. Murley
Jan L. Murley	Chief Executive Officer and Director

/s/ Joseph E. Macharsky
Joseph E. Macharsky	Chief Financial Officer, Treasurer, Secretary and Chief Accounting Officer

/s/ Gary M. Lowenthal
Gary M. Lowenthal	Chairman Emeritus

/s/ Edward Artzt
Edward Artzt	Director

/s/ Simon E. Brown
Simon E. Brown	Director

/s/ Ann T. Buivid
Ann T. Buivid	Director

/s/ Brian F. Carroll
Brian F. Carroll	Director

/s/ Marc S. Lipschultz
Marc S. Lipschultz	Director

/s/ James F. McCann
James. F. McCann	Director

/s/ Brent Somers
Brent Somers	Director

/s/ Scott M. Stuart
Scott M. Stuart	Director