Form 10-Q
period 2005-03-31
BOYDS COLLECTION LTD
filed 2005-05-16
CIK 1074530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2005

        OR

   ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share	59,008,133
(Class)	(Outstanding as of April 26, 2005)

THE BOYDS COLLECTION, LTD.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and March 31, 2005

Unaudtied

	December 31,	March 31,
	2004	2005
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$354	$3,157
Accounts receivable, less allowances of $2,390 at December 31, 2004, and $2,147 at March 31, 2005	8,581	9,587
Inventory - primarily finished goods, less allowance for obsolete inventory of $2,719 at December 31, 2004, and $4,084 at March 31, 2005	13,462	15,325
Inventory in transit	2,666	320
Other current assets	854	828
Deferred income taxes	19,485	10,738
Total current assets	45,402	39,955

PROPERTY AND EQUIPMENT - NET (Note 4)	35,081	34,910

OTHER ASSETS:
Deferred debt issuance costs	645	4,068
Deferred tax asset	145,435	83,811
Other assets	2,997	416
Total other assets	149,077	88,295

TOTAL ASSETS	$229,560	$163,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,420	$2,518
Accrued expenses	5,708	4,669
Income taxes payable	474	103
Interest payable	570	2,026
Total current liabilities	11,172	9,316

LONG-TERM DEBT (Note 6)	75,142	87,592

COMMITMENTS AND CONTINGENCIES (Notes 2 and 10)

STOCKHOLDERS’ EQUITY:
Common stock (61,838 shares issued at December 31, 2004, and March 31, 2005, respectively) and paid-in capital in excess of par	(41,221)	(41,254)
Other comprehensive income:
Accumulated other comprehensive loss	(407)	(127)
Retained earnings	212,312	135,020
Less: Treasury shares at cost (2,834 at December 31, 2004, and 2,830 at March 31, 2005)	(27,438)	(27,387)
Total stockholders’ equity	143,246	66,252

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,560	$163,160

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2004 and 2005

(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
	(in thousands, except per share amounts)

NET SALES	$26,337	$18,533
COST OF GOODS SOLD	10,454	10,131
GROSS PROFIT	15,883	8,402
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,926	10,701
IMPAIRMENT OF GOODWILL (Note 5)	—	2,600
INCOME/(LOSS) FROM OPERATIONS	5,957	(4,899)
OTHER INCOME/(EXPENSE)	(78)	(124)
INTEREST EXPENSE:
Interest expense	1,014	1,980
Amortization of deferred debt issuance costs	80	204
TOTAL INTEREST EXPENSE	1,094	2,184

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	4,785	(7,207)
PROVISION FOR INCOME TAXES (Note 9)	1,990	70,085
NET INCOME/(LOSS)	$2,795	$(77,292)

EARNINGS/(LOSS) PER SHARE:
Basic and Dilutive Earnings Per Share - Net Income/(Loss)	$0.05	$(1.31)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005

(Unaudited)

	Common Stock		Common Stock	Accumulated
	Shares		and Paid-in	Other			Total	Other
	Issued And	Treasury	Capital in	Comprehensive	Retained	Treasury	Stockholders’	Comprehensive
	Outstanding	Stock	Excess of Par	Income/(Loss)	Earnings	Stock	Equity	Income
	(in thousands)

BALANCE, JANUARY 1, 2005	61,838	2,834	$(41,221)	$(407)	$212,312	$(27,438)	$143,246
Issuance of common stock		(4)	(33)			51	18
Other comprehensive income:
Foreign currency translation	—	—	—	280	—	—	280	$280
Net loss	—	—	—	—	(77,292)	—	(77,292)	(77,292)
Comprehensive loss	—	—	—	—	—	—	—	$(77,012)

BALANCE, March 31, 2005	61,838	2,830	$(41,254)	$(127)	$135,020	(27,387)	$66,252

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2005

(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,795	$(77,292)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	471	577
Amortization and write off of deferred debt issuance costs	80	204
Loss on sale of equipment	(3)	—
Deferred taxes	4,432	70,371
Impairment of goodwill	—	2,600
Changes in assets and liabilities:
Accounts receivable - net	(3,024)	(1,006)
Inventory - net	(75)	(1,863)
Inventory in transit	2,178	2,346
Other current assets	26	11
Other assets	(1)	(19)
Accounts payable	8	(1,902)
Accrued expenses	(705)	(1,039)
Accrued taxes/Income taxes receivable	(1,538)	(371)
Interest payable	772	1,456
Net cash provided by/ (used in) operating activities	5,416	(5,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,890)	(391)
Net cash used in investing activities	(1,890)	(391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on credit agreement, “Revolver”	(3,500)	(12,750)
Payment on credit agreement, “Term Loan”	—	(28,000)
Borrowings from credit agreement, “New Term Loan”	—	45,000
Net Borrowings from credit agreement, “New Revolver”	—	8,200
Deferred debt issuance costs	—	(3,627)
Exercise of stock options	—	51
Tax benefit from exercise of stock options	—	(33)
Net cash (used in)/ provided by financing activities	(3,500)	8,841

Effect of exchange rate changes on cash	36	280

NET INCREASE IN CASH AND CASH EQUIVALENTS	62	2,803
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,173	354
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,235	$3,157
CASH PAID DURING THE PERIOD FOR INTEREST	$242	$524
CASH PAID/(RECEIVED) DURING THE PERIOD FOR INCOME TAXES	$(934)	$35

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.             INTERIM FINANCIAL STATEMENTS

                The Boyds Collection, Ltd. (“Boyds” or the “Company”) operates in two segments, which consist of the Company’s wholesale gift/collectible business and the Company’s retail gift/entertainment business. In September 2002, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania. In November 2004, the Company opened its second retail store in Pigeon Forge, Tennessee. These retail stores are being used to generate income and expand the brand awareness and image of Boyds. Substantially all of the Company’s products are sourced from foreign manufacturers in China through buying agencies.

The condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of income for the three months ended March 31, 2004 and 2005, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2005 and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2005 are unaudited. In the opinion of management, all adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in Boyds’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. In April 2005, the Securities and Exchange Commission delayed the effective date for SFAS No. 123R until the first quarter of fiscal 2006, and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The Company is currently assessing the impact that SFAS 123R will have on the financial position, results of operations and cash flows of Boyds.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 107 regarding the Staff’s interpretation of Share-Based Payments. This interpretation provides the Staff’s view regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will adopt SAB 107 in connection with its adoption of SFAS No. 123R.

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

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement from nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commericial substance. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

2.             FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

                At December 31, 2004 and at March 31, 2005, Boyds had letters of credit outstanding under its credit agreement amounting to $4.6 million and $1.8 million, respectively. These letters of credit represent Boyds’ commitment to purchase inventory which is to be produced and/or shipped.

3.             RELATED PARTY TRANSACTIONS

                Kohlberg, Kravis Roberts & Co. L.P. and its affiliates (collectively, “KKR”) is a 59% shareholder of Boyds. For the first quarter ended March 31, 2004 Boyds paid to KKR approximately $0.1 million for management fees and related expenses. KKR has waived all management fees for 2005. Any related expenses incurred by KKR in 2005 will be paid by Boyds.

4.             PROPERTY AND EQUIPMENT

                The components of property and equipment at December 31, 2004 and March 31, 2005 were, as follows:

	December 31,	March 31,
	2004	2005

Land	$3,570	$3,570
Building	28,346	28,439
Construction in progress	1,449	1,690
Equipment	5,407	5,453
Software development costs	2,479	2,479
Leasehold improvements	1,944	1,949
Furniture and fixtures	1,076	1,082
Total	44,271	44,662
Less: accumulated depreciation and amortization	(9,190)	(9,752)
Total	$35,081	$34,910

5.                                      GOODWILL ASSETS

 In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization. The Company stopped amortizing its goodwill as of January 1, 2002. The Company tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value was determined based on the discounted cash flow method. As a result of the Company’s impairment test completed in the first quarter of 2005, the Company recorded an impairment loss of $2.6 million to reduce the carrying value of goodwill to zero. The impairment was due to the wholesale segment’s operating performance.

6.             LONG-TERM DEBT

                Long-term debt is summarized as follows:

	December 31,	March 31,
	2004	2005

9% Senior Subordinated Notes due May 15, 2008	$34,392	$34,392

Credit Agreement:
Secured Tranche A Term Loan due April 2005 (the “Term Loan”)
Interest based on LIBOR or base rate as defined	28,000	—
Secured revolving credit facility due April 2005 (the “Revolver”)
Interest based on LIBOR or base rate as defined	12,750	—

New Credit Agreement:
Secured Term Loan due February 2008 (the “New Term Loan”)
Interest based on LIBOR or base rate as defined	—	45,000
Secured revolving credit facility due February 2008 (the “New Revolver”)
Interest based on LIBOR or base rate as defined	—	8,200

	$75,142	$87,592

                The Senior Subordinated Notes have an optional redemption feature exercisable by Boyds any time on or after May 15, 2004 at 103% of face value. Each year thereafter, the rate decreases by 1.5%. Interest on the Notes is payable semiannually on May 15 and November 15.

                On February 23, 2005, the Company entered into a new $45 million credit agreement, the “New Credit Agreement” and used the proceeds to extinguish the Credit Agreement including the Term Loan of $28 million and the outstanding Revolver of $12.75 million.

                The New Credit Agreement contains a revolving credit facility “the New Revolver” with capacity of up to $20 million and a New Term Loan of $45 million. The New Credit Agreement has an interest rate of either a base rate, which is the higher of the prime lending rate or 0.50% above the federal funds effective rate, plus 9.50% or LIBOR plus 11.00%. The Company incurred approximately $3.6 million of deferred financing costs associated with this transaction. The New Credit Agreement requires no scheduled principal payments until the entire outstanding amount of debt is required to be repaid at maturity in February, 2008. There are certain prepayment penalties for amounts paid on the New Term Loan and New Revolver prior to maturity.

At December 31, 2004 and March 31, 2005, the weighted average interest rates in effect for the Term Loan and New Term Loan were 1.75% and 15.25%, respectively.  At December 31, 2004 and March 31, 2005, the weighted average interest rate in effect for the Revolver and New Revolver were 3.38% and 15.25%, respectively.

                The New Credit Agreement contains financial covenants, tested quarterly, of minimum adjusted EBITDA (as defined in the New Credit Agreement), maximum senior leverage and maximum total leverage relating to the last twelve months. At the end of the third and fourth quarters of 2005, Boyds must maintain a senior leverage ratio no greater than 2.5 to 1.0 or a total leverage ratio greater than 4.5 to 1.0. At the end of the third and fourth quarters of 2005, Boyds must have an adjusted minimum EBITDA of $17 million. The New Credit Agreement also contains customary covenants, including covenants that restrict the Company’s ability to incur additional indebtedness, make capital expenditures, pay dividends on and redeem capital stock, make other restricted payments, make investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets.

The scheduled maturities of the Company’s long-term debt are as follows:

2005	$—
2006	—
2007	—
2008	87,592
$87,592

7.             SEGMENTS OF THE COMPANY AND RELATED INFORMATION

                The Company operates in two segments which consist of the Company’s wholesale gift/collectible business and the Company’s retail gift/entertainment business. These segments are evaluated regularly by the Company’s Chief Executive Officer in deciding how to assess performance and allocate resources. Prior to the retail operations becoming a significant portion of the Company’s performance, the Company had only one reportable segment.

                The Company’s wholesale business designs, imports, and distributes resin figurines, plush animals, and other specialty giftware products via a global network of independent retailers and distributors.   The Company’s retail operation sells resin figurines, plush animals, specialty giftware products and provides a unique entertainment experience directly to the end consumer at its Gettysburg, Pennsylvania flagship location and Pigeon Forge, Tennessee location. Additional retail stores are planned in Myrtle Beach, South Carolina and Branson, Missouri.

	For the Three Months Ended, March 31,
	2004			2005
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$24,268	$2,069	$26,337	$15,274	$3,259	$18,533
Gross Profit	14,357	1,526	15,883	6,133	2,269	8,402
SG&A	8,066	1,860	9,926	7,535	3,166	10,701
Impairment of Goodwill	—	—	—	2,600	—	2,600
Income/(Loss) from Operations	$6,291	$(334)	$5,957	$(4,002)	$(897)	$(4,899)

Total Assets	$202,111	$20,249	$222,360	$125,290	$37,120	$162,410
Capital Expenditures	118	1,772	1,890	57	334	391
Depreciation & Amortization	267	204	471	211	366	577

8.             STOCK-BASED COMPENSATION

At March 31, 2005, Boyds had various stock-based employee compensation plans. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. Boyds has adopted the disclosure only provision of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS No. 148”) an amendment of SFAS No. 123; therefore no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plan, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income/(loss) and net income/(loss) per common share would have approximated the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2004	2005

Net income/(loss), as reported	$2,795	$(77,292)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	557	407

Pro forma net income/(loss)	$2,238	$(77,699)

Earnings per share:
Basic—as reported	$0.05	$(1.31)
Basic—pro forma	$0.04	$(1.31)

Diluted—as reported	$0.05	$(1.31)
Diluted—pro forma	$0.04	$(1.31)

9.             PROVISION FOR INCOME TAXES

                As of March 31, 2005, the Company has net deferred tax assets of approximately $94.5 million or approximately 58% of total assets, consisting of tax carryforwards that will begin to expire in 2023 until the end of 2033. The recovery of the deferred income tax assets is contingent upon applicable tax laws and realization of these deferred tax assets. In the first quarter of 2005, the Company recorded tax expense of $70 million as a result of recording a $71.6 additional valuation allowance against its deferred tax assets. This valuation allowance results from reduced estimates by management of future taxable income in each of the federal, state, and foreign tax jurisdictions during the carry forward period and the conclusion by management that it is no longer more likely than not that this amount of deferred tax assets will be realized under the criteria of SFAS No. 109, Accounting for Income Taxes. The Company will continue to evaluate the need for further valuation allowances under this criteria; such further adjustments could be significant. The Company will need to generate approximately $240 million of taxable income over the next 30 years to fully realize the federal net deferred tax assets.

10.          CONTINGENCIES

                Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of Boyds.

11.          EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income/(loss) available to common stockholders:

	Three Months Ended
	March 31,
	2004	2005

Numerator for basic and diluted earnings per share:
Net income/(loss)	$2,795	$(77,292)
Denominator:
Denominator for basic earnings per share - weighted average shares	59,004	59,006
Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	—	81
Denominator for diluted earnings per share - weighted average shares	59,004	59,087

EPS - Basic	$0.05	$(1.31)

EPS - Diluted	$0.05	$(1.31)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion should be read in conjunction with the financial information and related notes included elsewhere in this report.

GENERAL

Boyds is a leading domestic designer, importer and distributor of branded, high-quality, handcrafted collectibles and other specialty giftware products. Boyds sells its products primarily through an extensive network of approximately 14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. Boyds also sells its products directly to consumers through its two retail stores Boyds Bear Country™ - Gettysburg and Boyds Bear Country™ - Pigeon Forge. The Company has signed options for leases on additional locations in Myrtle Beach, South Carolina and Branson, Missouri.

                Boyds’ sales consist of plush animals, resin figurines, and other products. Other products include collectors club sales, home décor, stationary and accessories. Collectors club sales are generated from annual dues collected directly from members of Boyds’ collectors club, The Loyal Order of Friends of Boyds, which began in July 1996 and currently has approximately 20,000 paying members, as well as from the sale of related accessories.

                Boyds also has several licensing agreements for its branded product. The more significant agreements would include NASCAR and M&M’S ® Brand Characters. Boyds expects to begin delivering M&M Boyds products to stores in late 2005.

                Boyds licenses its product designs to other companies for products including home textiles, infant clothing and wallpaper. Boyds believes such licensing, in addition to providing royalty income, helps to increase consumer awareness of Boyds’ designs and brand image. Boyds reports royalty income in net sales.

                Boyds exhibits its products at select national and regional tradeshows where orders are taken by Boyds’ employees. Boyds operates almost exclusively out of a leased office/distribution facility, owns one retail store in the general vicinity of Gettysburg, Pennsylvania, and owns a second retail store in Pigeon Forge, Tennessee. Boyds also leases warehouse space in Dunkeswell, United Kingdom, and Dordrecht, The Netherlands.

SEGMENTS

The Company operates in two segments which consist of the Company’s wholesale gift/collectible business and the Company’s retail gift/entertainment business. These segments are evaluated regularly by the Company’s Chief Executive Officer in deciding how to assess performance and allocate resources.   Prior to the retail operations becoming a significant portion of the Company’s performance, the Company had only one reportable segment.

                The Company’s wholesale business designs, imports, and distributes resin figurines, plush animals and other specialty giftware products via a global network of independent retailers and distributors. The Company’s retail operation sells resin figurines, plush animals, other specialty giftware products and provides a unique entertainment experience, directly to the end consumer currently at its Gettysburg, Pennsylvania flagship location and Pigeon Forge, Tennessee location. The Company has signed options for leases on additional locations in Myrtle Beach, South Carolina and Branson, Missouri.

CRITICAL ACCOUNTING POLICIES

Preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. Management believes that the estimates and assumptions used in connection with the amounts reported in Boyds’ financial statements and related disclosures are reasonable and made in good faith.

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

•                  For the wholesale business, Boyds records sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, items are shipped and the collectibility of the resulting receivable is reasonable assured. For the retail business, Boyds recognizes sales upon customer receipt of the merchandise. The most significant financial statement line item, net sales, represents transactions consistent with Boyds’ primary business focus and meets the criteria of Staff Accounting Bulletin No. 101, including the transfer of title, probable collectibility, identified customer and no resource.

•                  As of March 31, 2005, the Company has net deferred tax assets of approximately $94.5 million or approximately 58% of total assets, consisting of tax carryforwards that will begin to expire in 2023 until the end of 2033. The recovery of the deferred income tax assets is contingent upon applicable tax laws and realization of these deferred tax assets. In the first quarter of 2005, the Company recorded tax expense of $70 million as a result of recording a $71.6 additional valuation allowance against its deferred tax assets. This valuation allowance results from reduced estimates by management of future taxable income in each of the federal, state, and foreign tax jurisdictions during the carry forward period and the conclusion by management that it is no longer more likely than not that this amount of deferred tax assets will be realized under the criteria of SFAS No. 109, Accounting for Income Taxes. The Company will continue to evaluate the need for further valuation allowances under this criteria; such further adjustments could be significant. The Company will need to generate approximately $240 million of taxable income over the next 30 years to fully realize the federal net deferred tax assets.

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

•                  Under the requirements of SFAS No.142, “Goodwill and Other Intangible Assets”, and SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value was determined based on the discounted cash flow method. As a result of the Company’s impairment test completed in the first quarter of 2005, the Company recorded an impairment loss of $2.6 million to reduce the carrying value of goodwill to zero. The impairment was due to the wholesale segment’s operating performance.

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

FACTORS WHICH AFFECT BOYDS’ RESULTS OF OPERATIONS

Seasonality

Boyds recognizes revenues throughout the year and generally ships merchandise on a first-in, first-out basis. Approximately 45% of revenues are recorded during the first and second quarters while approximately 55% of revenues are recorded during the third and fourth quarters in anticipation of the holiday season. Boyds does not have the significant seasonal variation in its revenues that it believes is experienced by many other giftware, collectibles or retail companies.

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

                The following table sets forth the components of net income as a percentage of net sales for the period indicated:

	Three Months
	Ended
	March 31,
	2004	2005

Net sales	100.0%	100.0%
Gross profit	60.3%	45.3%
Selling, general and administrative expenses	37.7%	57.7%
Impairment of assets	0.0%	14.0%
Income/(loss) from operations	22.6%	(26.4)%
Other income (expenses), net	(0.2)%	(0.7)%
Interest expense	4.2%	11.8%
Provision for income taxes	7.6%	378.2%
Net income/(loss)	10.6%	(417.1)%

Executive Overview

In the first quarter of 2005, the Company’s net sales decreased by 30%, which can primarily be attributed to the wholesale segment’s decrease of 37% partially offset by an increase of 58% in the retail segment. The primary driver to the decreased wholesale net sales was the sales forces restructuring in the fourth quarter of 2004. The disruption from this change significantly impacted the Company’s bookings (cancelable orders) in its several national accounts and smaller accounts for the first quarter which were down 22%, compared to the bookings for the same period in 2004. Retail net sales were positively impacted by the addition of the Company’s second store in Pigeon Forge, Tennessee.

                The Company’s net profit for the first quarter decreased by $80.0 million to a loss of $77.2 million as compared to the same period in 2004. This decrease can be attributed to a significant increase in the Company’s allowance for its deferred tax asset, the write off of its goodwill, lower sales, and an increase in the inventory obsolescence reserve.

Cash used in operations in the first quarter of 2005 was $5.9 million compared to $5.4 million in the same period in 2004. In the first quarter of 2005, the Company had a net increase of approximately $12.5 million of debt and invested approximately $0.4 million of cash in property and equipment. In the three months of 2004, the Company repaid approximately $3.5 million of debt and invested approximately $1.9 of cash, of which $1.6 million related to the building of Boyds Bear CountryTM - Pigeon Forge.

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Net Sales— Net sales decreased $7.8 million, to $18.5 million in the first quarter of 2005 from $26.3 million for the same quarter in 2004. Sales of Boyds’ plush products decreased $3.7 million, or 26%, resin product sales decreased $3.3 million, or 40%, and other product sales decreased $0.8 million, or 23%. As a percentage of net sales for the first quarter, plush represented 57%, resin products represented 27%, and other products represented 16%.

Wholesale net sales in the first quarter of 2005 declined $9.0 million, or 37%, to $15.2 million from $24.2 million for the same quarter in 2004. The decline can be primarily attributed to lower bookings in the fourth quarter of 2004, which were 44% lower than booking for the same period in 2003. The restructuring of the Sales Force in late October of 2004 and slowness in a select number of national accounts were the contributors to these reduced bookings. At the end of the first quarter, bookings (cancelable orders), were down 22% compared to last year’s bookings. This decline in bookings can be attributed to selected national accounts and the Company’s smaller field accounts, which were partially offset by growth in our medium to large field accounts.

Retail net sales increased $1.2 million, or 58%, to $3.3 million in the first quarter of 2005 from $2.1 million in the first quarter of 2004. Same store retail net sales decreased by $0.2 million, or 10%, to $1.8 million in the first quarter from $2.0 million from the first quarter of 2004. This decline can be attributed to the reduced tourist traffic and poor weather in the Gettysburg area.

Gross profit - Gross profit decreased $7.5 million, or 47%, to $8.4 million in the first quarter of 2005 from $15.9 million for the first quarter of 2004. Gross profit as a percentage of net sales decreased to 45.3% for the first quarter of 2005 as compared to 60.3% for 2004. The dollar decline was primarily attributable to reduced sales, a incremental charge of $1.4 million increase in the Company’s inventory obsolescence allowance, and an increased product mix shift to lower margin product. Wholesale gross profit decreased by $8.3 million, or 58%, to $6.1 million in the first quarter of 2005 from $14.4 million in the first quarter of 2004. Retail gross profit increased by $0.8 million, to $2.3 million in the first quarter of 2005 from $1.5 million in the first quarter of 2004.

                Selling, General & Administrative Expenses (“SG&A”)- SG&A expenses increased $0.8 million, or 8%, to $10.7 million in the first quarter of 2005 from $9.9 million for the first quarter of 2004. SG&A as a percent of net sales increased to 58% for the first quarter from 38% for the same period in 2004. The dollar increase in SG&A expenses was a result of $1.4 million relating to operating expenses in our new Boyds Bear Country™ location in Pigeon Forge, Tennessee, which opened in November 2004, and $0.5 in call center expenses, which were partially offset by $0.8 million in lower wage costs stemming from our cost saving initiatives.

Impairment of Goodwill Assets — The Company recorded a goodwill impairment charge of $2.6 million for the first quarter of 2005. The charge is attributed to the goodwill impairment testing as prescribed by SFAS 142, Goodwill and Other Intangibles due to the wholesale segment’s operating performance.

Income from operations - Income from operations declined $10.9 million to a loss of $4.9 million in the first quarter of 2005 from an income of $6.0 million in the first quarter of 2004. Income from operations as a percentage of net sales declined to a negative 26% in the first quarter of 2005 from 23% in the first quarter of 2004.

                Total interest expense - Total interest expense increased to $2.2 million for the first quarter of 2005 as compared to $1.1 million for the first quarter of 2004. Interest expense on outstanding debt increased for the first quarter of 2005 by $1.0 million. This increase is due to a higher interest rate on the Company’s outstanding debt. Additionally, the amortization expense associated with the deferred financing costs have increased by $0.1 million as a result of costs associated with the new credit agreement.

Income taxes - Income taxes increased $68.1 million to $70.1 million in the first quarter of 2005 as compared to $2.0 million for the first quarter of 2004. The provision was impacted by the recording a $71.6 million valuation allowance against its deferred tax assets. The valuation allowance reserves a portion of the deferred tax assets that may not be realized by estimated future taxable income. The valuation allowance was recorded in the first quarter of 2005 due to the continuation of the poor economic climate and the results in the first quarter of 2005. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income in each of the federal, state, and foreign jurisdictions, during the carryforward period are further reduced. Such further adjustments could be significant.

Net Loss— Net profit decreased $80.1 million to a loss of $77.3 million in the first quarter of 2005 from a $2.8 million income for the first quarter of 2004. Excluding the impact of the two non-cash charges consisting of the impairment of goodwill and the increase in the deferred tax asset valuation, described above, net loss would have been $3.1 million.

Liquidity and Capital Resources

                Boyds’ primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. Boyds’ primary uses of cash are to fund working capital requirements to service debt. Cash balances increased to $3.2 million in the first three months of 2005 as compared to the balances at December 2004.

Operating Activities

                Cash provided by operating activities decreased $11.3 million, to a negative $5.9 million in the first three months of 2004 from $5.4 million for the first three months of 2004. The cash flow decrease was primarily attributable to the decrease in sales, increases in inventory levels, decrease in payables and accrued expenses offset by a decrease in inventory in transit.

Investing Activities

                 Capital and investment expenditures totaled $0.4 million in the first three months of 2005 as compared to $1.9 million in the first three months of 2004. This decrease in expenditures was the result of no major additional construction costs relating to the Boyds Bear CountryTM — Pigeon Forge, Tennessee and Myrtle Beach, South Carolina locations.

Financing Activities

                In connection with the recapitalization in 1998, Boyds entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings up to $40.0 million. During the first quarter, the company had additional borrowings of $10.0 million on the revolving credit facility. On February 23, 2005, the Company entered into a new credit agreement and used the proceeds to extinguish the outstanding tranche A (the “term loan”) and revolving credit facility (the “revolver”) in the amounts of $28.0 million and $22.8 million, respectively.

The New Credit Agreement contains a revolving credit facility with capacity of up to $20 million and a new term loan of $45 million. During the first three months of 2005, the Company utilized $8.2 million of this revolving facility. Borrowings under the credit agreement bear interest at a rate per annum, equal to a margin over either a base rate, which is the higher of the prime lending rate or 0.50% above the federal funds effective rate, plus 9.50% or LIBOR plus 11.00%.

The New Credit Agreement contains financial covenants, tested quarterly, of minimum adjusted EBITDA, (as defined in the New Credit Agreement), maximum senior leverage and maximum total leverage relating to the last twelve months. At the end of the third and fourth quarters of 2005, Boyds may not have a senior leverage ratio greater than 2.5 to 1.0 or a total leverage ratio greater than 4.5 to 1.0. At the end of the third and fourth quarters of 2005, Boyds must have an adjusted minimum EBITDA of $17 million. Additionally, the New Credit Agreement has covenants that restrict the Company’s ability to incur additional indebtedness, make capital expenditures, pay dividends on and redeem capital stock, make other restricted payments, make investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets.

On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of the Company’s common stock. As of March 31, 2005, Boyds had repurchased 344,730 shares of common stock pursuant to the stock repurchase program for an aggregate amount of approximately $1 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are limited by the New Credit Agreement to an aggregate amount not to exceed $1.0 million.

On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of March 31, 2005, Boyds had repurchased $52.3 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow and the revolving credit facility. Any future repurchases under this program are expected to be financed similarly. Boyds may make such purchases from time to time in the open market or in private transactions.

                Management believes that cash flow from operations and availability under the new credit agreement revolving credit facility will provide adequate funds for Boyds’ foreseeable working capital needs, planned capital expenditures, debt service obligations, the Stock Repurchase Program and the Bond Repurchase Program. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Boyds on acceptable terms, or at all. Boyds’ ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Boyds’ control.

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

Retail Property Leases.  The Company has entered into property leases associated with future development sites in Myrtle Beach, South Carolina and Branson, Missouri. In the event that the Company does not build its stores on these locations, the Company will be required to expense the development costs that it has incurred to date on each site. The expenditures as of March 31, 2005 are $1.6 million and $0.1 million for Myrtle Beach and Branson, respectively.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December of 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. In April 2005, the Securities and Exchange Commission delayed the effective date for SFAS No. 123R until the first quarter of fiscal 2006, and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The Company is currently assessing the impact that SFAS 123R will have on the financial position, results of operations and cash flows of Boyds.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 107 regarding the Staff’s interpretation of Share-Based Payments. This interpretation provides the Staff’s view regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments fro public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will adopt SAB 107 in connection with its adoption of SFAS No. 123R.

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

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement from nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion. 29 and replaces it with an exception for exchanges that do not have commericial substance. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co. L.P. and its affiliates (collectively, “KKR”) is a 59% shareholder of Boyds. For the first quarter ended March 31, 2004, Boyds paid to KKR approximately $0.1 million for management fees and related expenses. KKR has waived all management fees for 2005. Any related expenses incurred by KKR in 2005 will be paid by Boyds.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Boyds faces minimal interest rate risk exposure in relation to its outstanding debt of $87.6 million at March 31, 2005. Of this amount, $53.2 million under the Credit Agreement is subject to interest rate fluctuations. A hypothetical 1% change in interest rates, approximately $0.5 million, applied to the fair value of debt would have a material impact on earnings or cash flows of the Company.

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

Item 4.    Disclosure Controls and Procedures

Boyds maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Boyds carried out an evaluation of its disclosure controls and procedures, under the supervision and with the participation of the Chief Executive and Chief Financial Officers, as of March 31, 2005, and based on such evaluation, Boyds’ Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that Boyds is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

                (a) Exhibits — See Index to Exhibits

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                    May 16, 2005

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

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jan L. Murley, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of The Boyds Collection, Ltd.;

2.             Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.             Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)             Designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

c)             Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)             All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

/s/ Jan L. Murley

Jan L. Murley

Chief Executive Officer

Date: May 16, 2005

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph E. Macharsky, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of The Boyds Collection, Ltd.;

2.             Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.             Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)             Designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

c)             Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)             All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

/s/ Joseph E. Macharsky

Joseph E. Macharsky

Chief Financial Officer

Date: May 16, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Boyds Collection, Ltd. (the “Company”) on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jan L. Murley, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)         The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2)         The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to The Boyds Collection, Ltd. and will be retained by The Boyds Collection, Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Jan L. Murley
Jan L. Murley
Chief Executive Officer
May 16, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Boyds Collection, Ltd. (the “Company”) on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph E. Macharsky, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)         The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2)         The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to The Boyds Collection, Ltd. and will be retained by The Boyds Collection, Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Joseph E. Macharsky
Joseph E. Macharsky
Chief Financial Officer
May 16, 2005