Form 10-Q
period 2005-06-30
BOYDS COLLECTION LTD
filed 2005-08-12
CIK 1074530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share	59,008,133
(Class)	(Outstanding as of July 25, 2005)

THE BOYDS COLLECTION, LTD.

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and June 30, 2005

Unaudited

	December 31,	June 30,
	2004	2005
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$354	$2,579
Accounts receivable, less allowances of $2,390 at December 31, 2004, and $1,861 at June 30, 2005	8,581	8,327
Inventory - primarily finished goods, less allowance for obsolete inventory of $2,719 at December 31, 2004, and $5,094 at June 30, 2005	13,462	15,671
Inventory in transit	2,666	301
Other current assets	854	1,107
Deferred income taxes (Note 9)	19,485	—
Total current assets	45,402	27,985

PROPERTY AND EQUIPMENT - NET (Note 4)	35,081	34,679

OTHER ASSETS:
Deferred debt issuance costs	645	3,842
Deferred tax asset (Note 9)	145,435	—
Other assets	2,997	429
Total other assets	149,077	4,271
TOTAL ASSETS	$229,560	$66,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,420	$4,873
Accrued expenses	5,708	3,961
Income taxes payable	474	490
Interest payable	570	1,554
Total current liabilities	11,172	10,878

LONG-TERM DEBT (Note 6)	75,142	90,892

COMMITMENTS AND CONTINGENCIES (Notes 2 and 10)

STOCKHOLDERS’ EQUITY:
Common stock (61,838 shares issued at December 31, 2004, and June 30, 2005, respectively) and paid-in capital in excess of par	(41,221)	(41,254)
Other comprehensive income:
Accumulated other comprehensive loss	(407)	142
Retained earnings	212,312	33,664
Less: Treasury shares at cost (2,834 at December 31, 2004, and 2,830 at June 30, 2005)	(27,438)	(27,387)
Total stockholders’ equity	143,246	(34,835)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,560	$66,935

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2004 and 2005

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)

NET SALES	$22,626	$17,111	$48,963	$35,644
COST OF GOODS SOLD	8,728	9,193	19,182	19,323
GROSS PROFIT	13,898	7,918	29,781	16,321
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,765	10,086	21,691	20,788
IMPAIRMENT OF GOODWILL (Note 5)	—	—	—	2,600
INCOME/(LOSS) FROM OPERATIONS	2,133	(2,168)	8,090	(7,067)
OTHER EXPENSE	(17)	(480)	(96)	(605)
INTEREST EXPENSE:
Interest expense	1,008	2,991	2,022	4,972
Amortization of deferred debt issuance costs	86	353	165	555
TOTAL INTEREST EXPENSE	1,094	3,344	2,187	5,527

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	1,022	(5,992)	5,807	(13,199)
PROVISION FOR INCOME TAXES (Note 9)	495	95,364	2,486	165,449
NET INCOME/(LOSS)	$527	$(101,356)	$3,321	$(178,648)

EARNINGS/(LOSS) PER SHARE:
Basic Earnings Per Share - Net Income/(Loss)	$0.01	$(1.72)	$0.06	$(3.03)
Dilutive Earnings Per Share - Net Income/(Loss)	$0.01	$(1.72)	$0.06	$(3.02)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005

(Unaudited)

	Common Stock		Common Stock	Accumulated
	Shares		and Paid-in	Other			Total	Other
	Issued And	Treasury	Capital in	Comprehensive	Retained	Treasury	Stockholders’	Comprehensive
	Outstanding	Stock	Excess of Par	Income/(Loss)	Earnings	Stock	Equity	Income
	(in thousands)

BALANCE, JANUARY 1, 2005	61,838	2,834	$(41,221)	$(407)	$212,312	$(27,438)	$143,246
Issuance of common stock		(4)	(33)			51	18
Other comprehensive income: Foreign currency translation	—	—	—	549	—	—	549	$549
Net loss	—	—	—	—	(178,648)	—	(178,648)	(178,648)
Comprehensive loss	—	—	—	—	—	—	—	$(178,099)

BALANCE, June 30, 2005	61,838	2,830	$(41,254)	$142	$33,664	(27,387)	$(34,835)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2005

(Unaudited)

	Six Months Ended
	June 30,
	2004	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$3,321	$(178,648)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	944	1,241
Amortization and write off of deferred debt issuance costs	165	556
Loss on sale of equipment	(3)	—
Deferred taxes	2,388	164,920
Impairment of goodwill	—	2,600
Changes in assets and liabilities:
Accounts receivable - net	(4,607)	254
Inventory - net	(2,839)	(2,209)
Inventory in transit	3,303	2,365
Other current assets	(209)	(253)
Other assets	(14)	(63)
Accounts payable	1,090	453
Accrued expenses	297	(1,747)
Accrued taxes/Income taxes receivable	1,042	16
Interest payable	(25)	984
Net cash provided by/ (used in) operating activities	4,853	(9,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,310)	(808)
Net cash used in investing activities	(4,310)	(808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings/(Payments) on credit agreement, “Revolver”	10,000	(12,750)
Payment on credit agreement, “Term Loan”	(14,000)	(28,000)
Borrowings from credit agreement, “New Term Loan”	—	45,000
Net Borrowings from credit agreement, “New Revolver”	—	11,500
Deferred debt issuance costs	—	(3,753)
Exercise of stock options	—	51
Tax benefit from exercise of stock options	—	(33)
Net cash (used in)/ provided by financing activities	(4,000)	12,015

Effect of exchange rate changes on cash	23	549

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,434)	2,225
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,173	354
CASH AND CASH EQUIVALENTS, END OF PERIOD	$739	$2,579
CASH PAID DURING THE PERIOD FOR INTEREST	$2,047	$3,988
CASH PAID/(RECEIVED) DURING THE PERIOD FOR INCOME TAXES	$(969)	$528

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

The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of income for the three and six months ended June 30, 2004 and 2005, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2005 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2005 are unaudited.  In the opinion of management, all adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes included in Boyds’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

The Company recorded an unaudited consolidated net loss of $178.6 million for the six months ended June 30, 2005.  The loss reflects the continued difficulties within the Company’s specialty retail sector, the length of time it has taken to transform to more national/giftable retailers, and the seasonal nature of the Company’s retail segment.  As discussed elsewhere in this Form 10Q, our financial results for the six month period ending June 30, 2005 included three non-cash charges amounting to $168.8 million associated with an increased valuation allowance for the Company’s deferred tax assets and the impairment of the Company’s goodwill.  See Notes 5 and 9 in the Notes to the Consolidated Financial Statements in this Form 10Q.

In the six months ended June 30, 2005, the Company used $9.5 million in cash to operate its businesses.   The use of this cash was a result of decreased sales as compared to the same period in the prior year, the seasonality of the Company’s retail segment, and increased interest costs associated with the Company’s New Credit Agreement.  There can be no assurance that the Company will have positive cash flows in the future.

Based on the Company’s current financial performance, management believes that there is a significant likelihood that the Company will not be in compliance with one or more of the financial covenants contained in the New Credit Agreement as of the end of the third and fourth quarters of 2005.  Such noncompliance would constitute an “event of default” under the New Credit Agreement, providing the lenders holding more than 55% of the sum of the loans thereunder with the ability either to require the entire outstanding amount of debt and accrued interest to be repaid immediately or to increase the rate of interest payable by 2.0% per annum.  In addition, to the extent that an event of default under the New Credit Agreement occurs and is continuing, the Company would be unable to access remaining availability under the New Revolver.

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment . SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date for SFAS No. 123R until the first quarter of fiscal 2006, and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The Company is currently assessing the impact that SFAS No. 123R will have on the financial position, results of operations and cash flows of Boyds.

In March 2005, the SEC issued Staff Accounting Bulletin No. (“SAB”) 107 regarding the Staff’s interpretation of Share-Based Payments.  This interpretation provides the Staff’s view regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.  The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided.  The Company will adopt SAB 107 in connection with its adoption of SFAS No. 123R.

In November of 2004, the FASB issued SFAS No. 151, Inventory Costs-an Amendment of ARB No. 43 .  SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  SFAS No. 153 eliminates the exception from fair value measurement from nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commericial substance.  SFAS No. 153 is effective for periods beginning after June 15, 2005.  The adoption of this Statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-live, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is

effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.   The adoption of this Statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

2.                                      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 2004 and at June 30, 2005, Boyds had letters of credit outstanding under its credit agreement amounting to $4.6 million and $3.5 million, respectively.  These letters of credit represent Boyds’ commitment to purchase inventory which is to be produced and/or shipped.

3.                                      RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co. L.P. and its affiliates (collectively, “KKR”) is a 59% shareholder of Boyds. For the three and six months ended June 30, 2004, Boyds paid to KKR approximately $0.1 million and $0.2 million, respectively, for management fees and related expenses. KKR has waived all management fees for 2005. Any related expenses incurred by KKR in 2005 will be paid by Boyds.

4.                                      PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2004 and June 30, 2005 were, as follows:

	December 31,	June 30
	2004	2005
	(in thousands)
Land	$3,570	$3,570
Building	28,346	28,675
Construction in progress	1,449	1,734
Equipment	5,407	5,539
Software development costs	2,479	2,479
Leasehold improvements	1,944	1,953
Furniture and fixtures	1,076	1,097
Total	44,271	45,047
Less: accumulated depreciation and amortization	(9,190)	(10,368)
Total	$35,081	$34,679

5.                                      GOODWILL ASSETS

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002 (SFAS No. 142). SFAS No.142 requires, among other things, the discontinuance of goodwill   amortization.   The Company stopped amortizing its goodwill as of January 1, 2002.  The Company tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit.  Fair value was determined based on the discounted cash flow method.  As a result of the Company’s impairment test completed in the first quarter of 2005, the Company recorded an impairment loss of $2.6 million to reduce the carrying value of goodwill to zero.  The impairment was caused by a continued decline in wholesale sales and results.  Goodwill is included within other assets as of December 31, 2004.

6.                                      LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31,	June 30
	2004	2005
	(in thousands)
Credit Agreement:
Secured Tranche A Term Loan due April 2005 (the “Term Loan”) Interest based on LIBOR or base rate as defined	$28,000	$—
Secured revolving credit facility due April 2005 (the “Revolver”) Interest based on LIBOR or base rate as defined	12,750	—

New Credit Agreement:
Secured Term Loan due February 2008 (the “New Term Loan”) Interest based on LIBOR or base rate as defined	—	45,000
Secured revolving credit facility due February 2008 (the “New Revolver”) Interest based on LIBOR or base rate as defined	—	11,500

9% Senior Subordinated Notes due May 15, 2008	34,392	34,392

	$75,142	$90,892

On February 23, 2005, the Company entered into a new $45 million credit agreement, the “New Credit Agreement” and used the proceeds to extinguish the Credit Agreement including the Term Loan of $28 million and the outstanding Revolver of $12.75 million.

The New Credit Agreement contains a revolving credit facility “the New Revolver” with capacity of up to $20 million and a New Term Loan of $45 million. The New Credit Agreement has an interest rate of either a base rate, which is the higher of the prime lending rate or 0.50% above the federal funds effective rate, plus 9.50% or LIBOR plus 11.00%.  The Company incurred approximately $3.8 million of deferred financing costs associated with this transaction. The New Credit Agreement requires no scheduled principal payments until the entire outstanding amount of debt is required to be repaid at maturity in February, 2008. There are certain prepayment penalties for amounts paid on the New Term Loan and New Revolver prior to maturity.

At December 31, 2004 and June 30, 2005, the weighted average interest rates in effect for the Term Loan and New Term Loan were 1.75% and 14.27%, respectively. At December 31, 2004 and June 30, 2005, the weighted average interest rate in effect for the Revolver and New Revolver were 3.38% and 15.25%, respectively.

The New Credit Agreement contains financial covenants, tested quarterly, of minimum consolidated adjusted EBITDA (as defined in the New Credit Agreement), maximum senior leverage and maximum total leverage.  At the end of the third and fourth quarters of 2005, Boyds must maintain (i) a consolidated senior leverage ratio of not greater than 2.5 to 1, (ii) a maximum leverage ratio of not greater than 4.5 to 1 and (iii) a minimum consolidated adjusted EBITDA of not less than $17 million. The New Credit Agreement also contains customary covenants, including covenants that restrict the Company’s ability to incur additional indebtedness, make capital expenditures, pay dividends on and redeem capital stock, make other restricted payments, make investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets.

The Senior Subordinated Notes (the “Notes”) have an optional redemption feature exercisable by Boyds any time on or after May 15, 2005 at 101.5% of face value. Each year thereafter, the rate decreases by 1.5%. Interest on the Notes is payable semiannually on May 15 and November 15.

The scheduled maturities of the Company’s long-term debt are as follows:

2005	$—
2006	—
2007	—
2008	90,892
$90,892

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

The Company’s wholesale business designs, imports, and distributes resin figurines, plush animals, and other specialty giftware products via a global network of independent and national retailers and distributors.   The Company’s retail operation sells resin figurines, plush animals, specialty giftware products and provides a unique interactive entertainment experience directly to the end consumer at its Gettysburg, Pennsylvania flagship location and its Pigeon Forge, Tennessee location.

	For the Three Months Ended, June 30,
	2004			2005
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$19,044	$3,582	$22,626	$11,641	$5,470	$17,111
Gross Profit	11,169	2,729	13,898	4,050	3,868	$7,918
SG&A	9,684	2,081	11,765	6,740	3,346	$10,086
Income/(Loss) from Operations	$1,485	$648	$2,133	$(2,690)	$522	$(2,168)

	For the Six Months Ended, June 30,
	2004			2005
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$43,312	$5,651	$48,963	$26,916	$8,728	$35,644
Gross Profit	25,526	4,255	29,781	10,184	6,137	16,321
SG&A	17,750	3,941	21,691	14,277	6,511	20,788
Impairment of Goodwill	—	—	—	2,600	—	2,600
Income/(Loss) from Operations	$7,776	$314	$8,090	$(6,693)	$(374)	$(7,067)

Total Assets	$203,341	$20,320	$223,661	$60,404	$6,531	$66,935
Capital Expenditures	169	4,141	4,310	194	614	808
Depreciation & Amortization	536	408	944	440	801	1,241

8.                                      STOCK-BASED COMPENSATION

At June 30, 2005, Boyds had various stock-based employee compensation plans.  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. Boyds has adopted the disclosure only provision of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123; therefore no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plan, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income/(loss) and net income/(loss) per common share would have approximated the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Net income/(loss), as reported	$527	$(101,356)	$3,321	$(178,648)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	582	510	968	917

Pro forma net income/(loss)	$(55)	$(101,866)	$2,353	$(179,565)

Earnings per share:
Basic—as reported	$0.01	$(1.72)	$0.06	$(3.03)
Basic—pro forma	$(0.00)	$(1.73)	$0.04	$(3.04)

Diluted—as reported	$0.01	$(1.72)	$0.06	$(3.02)
Diluted—pro forma	$(0.00)	$(1.73)	$0.04	$(3.04)

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

Boyds has reserved a total of 5,579,033 shares for issuance under the Plans, of which 740,805 shares remain reserved at June 30, 2005 for future issuances. In the first six months of 2005, the Company granted 2,196,250 as part of its ongoing annual key employee option grant program.  The following table summarizes information about fixed stock options at June 30, 2005:

		Options Outstanding
	Options		Exercise Price Per Share
	Available	Number of		Weighted
	for Grant	Shares	Range	Average

January 1, 2004	1,650,939	3,709,100	$4.45 - $18.00	$6.43

Shares reserved	1,500,000
Options granted	(501,144)	501,144	$2.49 - $4.22	$2.85
Options exercised
Options forfeited	195,361	(195,361)	$4.31 - $10.60	$7.11

December 31, 2004	2,845,156	4,014,883	$2.49 - $18.00	$5.95

Options granted	(2,196,250)	2,196,250	$1.73 - $2.50	$2.07
Options exercised	3,931	(3,931)	$4.45	$4.45
Options forfeited	87,968	(87,968)	$2.06 - $9.31	$5.49

June 30, 2005	740,805	6,119,234	$1.73 - $18.00	$4.57

The following table summarizes information about stock options outstanding at June 30, 2005:

			Weighted
Exercise	Options	Options	Average
Price	Outstanding	Exercisable	Remaining Life

$1.73 to $1.73	10,000	0	10.0

$2.06 to $2.06	2,101,250	105,000	9.9

$2.36 to $18.00	4,007,984	2,542,340	6.8

9.                                      PROVISION FOR INCOME TAXES

As of June 30, 2005, the Company has a $171.6 million valuation allowance against its deferred tax assets, consisting of tax carryforwards that will begin to expire in 2023 until the end of 2033.  The recovery of the deferred income tax assets is contingent upon applicable tax laws and realization of these deferred tax assets. For the six months ended June 30, 2005, the Company recorded tax expense of $165.4 million as a result of recording a $166.2 million additional valuation allowance against its deferred tax assets.  This valuation allowance results from estimates by management of future taxable income in each of the federal, state, and foreign tax jurisdictions during the carry forward period and the conclusion by management that it is no longer more likely than not that this amount of deferred tax assets will be realized under the criteria of SFAS No. 109, Accounting for Income Taxes.

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

11.                               EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income/(loss) available to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Numerator for basic and diluted earnings per share:
Net income/(loss)	$527	$(101,356)	$3,321	$(178,648)
Denominator:
Denominator for basic earnings per share - weighted average shares	59,004	59,008	59,004	59,007
Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	5	13	6	86
Denominator for diluted earnings per share - weighted average shares	59,009	59,021	59,010	59,093

EPS - Basic	$0.01	$(1.72)	$0.06	$(3.03)

EPS - Diluted	$0.01	$(1.72)	$0.06	$(3.02)

12.                               SUBSEQUENT EVENTS

During July 2005, the Company received a $1.5 million settlement for a copyright infringement case.

In an effort to ensure that our cost structure is appropriate with the revenue of the Company, the Company has eliminated a number of positions, including, Senior Vice President of Operations and Vice President of Retail.  The Company will incur approximately $0.6 million in expenses associated with these departures.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial information and related notes included elsewhere in this report.

GENERAL

Boyds is a leading domestic designer, importer and distributor of branded, high-quality, handcrafted collectibles and other specialty giftware products. Boyds sells its products primarily through an extensive network of approximately 14,000 accounts comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. Boyds also sells its products directly to consumers through its two retail stores Boyds Bear Country™ - Gettysburg and Boyds Bear Country™ - Pigeon Forge. The Company has signed an option for a lease in Myrtle Beach, South Carolina.

Boyds’ sales consist of plush animals, resin figurines, and other products. Other products include collectors club sales, home décor, stationary, accessories, retail food operations and its interactive concepts.  Collectors club sales are generated from annual dues collected directly from members of Boyds’ collectors club, The Loyal Order of Friends of Boyds, which began in July 1996 and currently has approximately 20,000 paying members, as well as from the sale of related accessories.

Boyds also has several licensing agreements for its branded product.  The more significant agreements would include NASCAR ®, Coke ®, M&M’S ® Brand Characters, and Crayola ®.  Boyds expects to begin delivering Coke ®, M&M’S ®, and Crayola ® Boyds products to stores in late 2005.

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

The Company’s wholesale business designs, imports, and distributes resin figurines, plush animals and other specialty giftware products via a global network of independent retailers and distributors. The Company’s retail operation sells resin figurines, plush animals, other specialty giftware products and provides a unique interactive entertainment experience, directly to the end consumer currently at its Gettysburg, Pennsylvania flagship location and Pigeon Forge, Tennessee location.  The Company has signed an option for a lease in Myrtle Beach, South Carolina.

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

•                  As of June 30, 2005, the Company set up a valuation allowance for the remaining amount of its deferred tax assets, consisting of tax carryforwards that will begin to expire in 2023 until the end of 2033.  The recovery of the deferred income tax assets is contingent upon applicable tax laws and realization of these deferred tax assets.  For the six months ended June 30, 2005, the Company recorded tax expense of $165.4 million as a result of recording a $166.2 million additional valuation allowance against its deferred tax assets.  This valuation allowance results from estimates by management of future taxable income in each of the federal, state, and foreign tax jurisdictions during the carry forward period and the conclusion by management that it is no longer more likely than not that this amount of deferred tax assets will be realized under the criteria of SFAS No. 109, “Accounting for Income Taxes”.

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

•                  Under the requirements of SFAS No.142, “Goodwill and Other Intangible Assets”, and SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit.  Fair value was determined based on the discounted cash flow method.  As a result of the Company’s impairment test completed in the first quarter of 2005, the Company recorded an impairment loss of $2.6 million to reduce the carrying value of goodwill to zero.  The impairment was caused by a continued decline in wholesale sales and results.

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

FACTORS WHICH AFFECT BOYDS’ RESULTS OF OPERATIONS

Seasonality

Boyds recognizes revenues throughout the year and generally ships merchandise on a first-in, first-out basis. Approximately 45% of revenues are recorded during the first and second quarters while approximately 55% of revenues are recorded during the third and fourth quarters in anticipation of the holiday season. Boyds does not have the significant seasonal variation in its wholesale revenues that it believes is experienced by many other giftware, collectibles.   The Company has seasonal variations in its retail revenues that are typical in other retail businesses.

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

Other income consists of interest income and exchange rate gain/loss.

The following table sets forth the components of net income as a percentage of net sales for the period indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2005	2004	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	61.4%	46.3%	60.8%	45.8%
Selling, general and administrative expenses	52.0%	58.9%	44.3%	58.3%
Impairment of assets	0.0%	0.0%	0.0%	7.3%
Income/(loss) from operations	9.4%	(12.6)%	16.5%	(19.8)%
Other income (expenses), net	(0.1)%	(2.8)%	(0.1)%	(1.7)%
Interest expense	4.8%	19.5%	4.5%	15.5%
Provision for income taxes	2.2%	557.3%	5.1%	464.2%
Net income/(loss)	2.3%	(592.2)%	6.8%	(501.2)%

Executive Overview

In the second quarter of 2005, the Company’s net sales decreased by 24%, which can primarily be attributed to the wholesale segment’s decrease of 39% partially offset by an increase of 50% in the retail segment.  The decrease in wholesale net sales was attributable to a 35% decline in wholesale bookings (cancelable orders) in the second quarter of the year compared to the same period in 2004.  Weakness across the Specialty Gift Retail sector of the Company’s account base and reduced sales to a number of Boyds’ larger legacy accounts were the contributors to these reduced bookings. Retail net sales were positively impacted by the addition of the Company’s second store in Pigeon Forge, Tennessee.

The Company’s net profit for the second quarter decreased by $101.9 million to a loss of $101.4 million as compared to the same period in 2004.  This decrease can be attributed to a significant increase in the Company’s allowance for its deferred tax assets, continued lower sales, and an increase in the inventory obsolescence reserve, all of which were partially offset by the Company’s ongoing cost savings initiatives.

Cash used for operating activities in the first six months of 2005 was approximately $9.5 million compared to $4.9 million in cash provided by operations in the year-ago period.  In the six months of 2005, the Company had a net increase of approximately $15.8 million of debt and invested approximately $0.8 million of cash in property and equipment.  In the six months of 2004, the Company had net repayments of approximately $4.0 million of debt and invested approximately $4.3 million of cash, of which $3.5 million related to the building of Boyds Bear CountryTM-Pigeon Forge.

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

Net Sales— Net sales decreased $5.5 million, to $17.1 million in the second quarter of 2005 from $22.6 million for the same quarter in 2004.  Sales of Boyds’ plush products decreased $3.4 million, or 26%, resin product sales decreased $2.4 million, or 41%, and other product sales increased $0.3 million, or 8%.  As a percentage of net sales for the second quarter, plush represented 55%, resin products represented 21%, and other products represented 24%.

Wholesale net sales in the second quarter of 2005 declined $7.4 million, or 39%, to $11.6 million from $19.0 million for the same quarter in 2004.  This decrease was attributable to a 35% decline in wholesale bookings (cancelable orders) in the second quarter of 2005 compared to the same period in 2004.  Weakness across the Specialty Gift Retail sector of the Company’s account base and reduced sales to a number of Boyds’ larger legacy accounts were the contributors of these reduced bookings.

Retail net sales increased $1.9 million, or 53%, to $5.5 million in the second quarter of 2005 from $3.6 million in the second quarter of 2004. Same store retail net sales decreased by $0.5 million, or 14%, to $3.1 million in the second quarter from $3.6 million for the second quarter of 2004. This decline can be attributed to reduced tourist traffic in Gettysburg.

Gross profit - Gross profit decreased $6.0 million, or 43%, to $7.9 million in the second quarter of 2005 from $13.9 million for the second quarter of 2004.  Gross profit as a percentage of net sales decreased to 46.3% for the second quarter of 2005 as compared to 61.4% for the same period in 2004.  The dollar decline was primarily attributable to reduced sales, an incremental charge of $1.1 million increase in the Company’s inventory obsolescence allowance, and an increased product mix shift to lower margin product.  Wholesale gross profit decreased by $7.1 million, or 64%, to $4.0 million in the second quarter of 2005 from $11.1 million in the second quarter of 2004.  Retail gross profit increased by $1.1 million, to $3.9 million in the second quarter of 2005 from $2.8 million in the second quarter of 2004.

Selling, General & Administrative Expenses (“SG&A”)- SG&A expenses decreased $1.7 million, or 14%, to $10.1 million in the second quarter of 2005 from $11.8 million for the second quarter of 2004.  SG&A as a percent of net sales increased to 59% for the second quarter from 52% for the same period in 2004.  The dollar decrease in SG&A expenses was a result of $1.8 million in lower wage costs stemming from our cost saving initiatives and $0.3 million in lower professional/consulting fees, which were partially offset by $0.6 million in call center expenses.

Income from operations - Income from operations declined $4.3 million to a loss of $2.2 million in the second quarter of 2005 from an income of $2.1 million in the second quarter of 2004.  Income from operations as a percentage of net sales declined to a negative 13% in the second quarter of 2005 from 9% in the second quarter of 2004.

Total interest expense - Total interest expense increased to $3.3 million for the second quarter of 2005 as compared to $1.1 million for the second quarter of 2004.  Interest expense on outstanding debt increased for the second quarter of 2005 by $2.0 million.  This increase is due to a higher interest rate on the Company’s outstanding debt.  Additionally, the amortization expense associated with the deferred financing costs have increased by $0.3 million as a result of capitalized costs associated with the New Credit Agreement.

Income tax expense - Income tax expense increased $94.9 million to $95.4 million in the second quarter of 2005 as compared to $0.5 million for the second quarter of 2004.  The provision was impacted by the recording a $94.6 million valuation allowance against the remaining amount of its deferred tax assets.

Net Loss– Net profit decreased $101.9 million to a loss of $101.4 million in the second quarter of 2005 from a $0.5 million income for the second quarter of 2004.  Excluding the impact of the non-cash charge consisting of the increase in the deferred tax asset valuation described above, net loss would have been $6.8 million.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Net Sales— Net sales decreased $13.4 million, to $35.6 million in the first six months of 2005 from $49.0 million for the same period in 2004.  Sales of Boyds’ plush products decreased $4.7 million, or 19%, resin product sales decreased $5.7 million, or 41%, and other product sales decreased $2.9 million, or 28%.  As a percentage of net sales for the first six months of 2005, plush represented 56%, resin products represented 23%, and other products represented 21%.

Wholesale net sales in the first six months of 2005 declined $16.4 million, or 38%, to $26.9 million from $43.3 million for the same period in 2004.  The decline can be primary attributable to a 30% decline in bookings (cancelable orders) in the first six months of 2005 compared to the same period in 2004. Weakness across the Specialty Gift Retail sector of the Company’s account base and reduced sales to a number of Boyds’ larger legacy accounts were the contributors to these reduced bookings.

Retail net sales increased $3.0 million, or 53%, to $8.7 million in the first six months of 2005 from $5.7 million for the six months of 2004. Same store retail net sales decreased by $0.7 million, or 12%, to $5.0 million in the first six months from $5.7 million for the first six months of 2004. This decline can be attributed to the reduced tourist traffic and poor weather in the Gettysburg area.

Gross profit - Gross profit decreased $13.5 million, or 45%, to $16.3 million in the first six months of 2005 from $29.8 million for the first six months of 2004.  Gross profit as a percentage of net sales decreased to 45.8% for the first six months of 2005 as compared to 60.8% for the same period in 2004.  The dollar decline was primarily attributable to reduced sales, an incremental charge of $2.6 million increase in the Company’s inventory obsolescence allowance, and an increased product mix shift to lower margin product.  Wholesale gross profit decreased by $15.3 million, or 60%, to $10.2 million in the six months of 2005 from $25.5 million in the first six months of 2004.  Retail gross profit increased by $1.9 million, to $6.1 million in the first six months of 2005 from $4.3 million in the first six months of 2004.

Selling, General & Administrative Expenses (“SG&A”)- SG&A expenses decreased $0.9 million, or 4%, to $20.8 million in the first six months of 2005 from $21.7 million for the first six months in 2004.  SG&A as a percent of net sales increased to 58% for the first six months of 2005 from 44% for the same period in 2004.  The dollar decrease in SG&A expenses was a result of $2.6 million in lower wage costs stemming from our cost saving initiatives which were partially offset by $1.1 million in cell center expenses.

Impairment of Goodwill Assets – The Company recorded a goodwill impairment charge of $2.6 million for the first six months of 2005.  The charge is attributed to the goodwill impairment testing as prescribed by SFAS No. 142, “Goodwill and Other Intangibles” caused by a continued decline in wholesale sales and results.

Income from operations - Income from operations declined $15.2 million to a loss of $7.1 million in the first six months of 2005 from an income of $8.1 million for the same period of 2004.  Income from operations as a percentage of net sales declined to a negative 20% in the six months of 2005 from 17% for the same period of 2004.

Total interest expense - Total interest expense increased to $5.5 million for the first six months of 2005 as compared to $2.2 million for the same period of 2004.  Interest expense on outstanding debt increased for the first six months of 2005 by $2.9 million.  This increase is due to a higher interest rate on the Company’s outstanding debt.  Additionally, the amortization expense associated with the deferred financing costs have increased by $0.4 million as a result of costs associated with the New Credit Agreement.

Income tax expense - Income tax expense increased $162.9 million to $165.4 million in the first six months of 2005 as compared to $2.5 million for the first six months of 2004.  The provision was impacted by the recording of a $166.2 million additional valuation allowance against the remaining amount of its deferred tax assets.  This valuation allowance results from estimates by management of future taxable income in each of the federal, state, and foreign tax jurisdictions during the carry forward period and the conclusion by management that it is no longer more likely than not that this amount of deferred tax assets will be realized under the criteria of SFAS No. 109, “Accounting for Income Taxes”.

Net Loss– Net profit decreased $181.2 million to a loss of $178.6 million in the first six months of 2005 from a $3.3 million income for the same period of 2004.  Excluding the impact of the two non-cash charges consisting of the impairment of goodwill and the increase in the deferred tax assets valuation described above, net loss would have been $9.8 million.

Liquidity and Capital Resources

Boyds’ primary source of liquidity is borrowings under its New Credit Agreement, which includes the New Revolver. Boyds’ primary uses of cash are to fund working capital requirements.  Cash balances increased to $2.2 million in the first six months of 2005 as compared to the balances at December 2004.

Operating Activities

Cash provided by operating activities decreased $14.4 million, to a negative $9.5 million in the first six months of 2005 from $4.9 million for the first six months of 2004. The cash flow decrease was primarily attributable to the decreases in sales and accrued expenses which was partially offset by increases in inventory, accounts payable and interest payable.  Due to the seasonality of our retail business, operating results for the six months ended June 30, 2005 are not necessarily indicative of operating results for the entire year.  There can be no assurance that the Company will have positive cash flows in the future.

Investing Activities

Capital and investment expenditures totaled $0.8 million in the first six months of 2005 as compared to $4.3 million in the first six months of 2004. This decrease in expenditures was the result of no additional construction costs relating to the Boyds Bear CountryTM – Pigeon Forge, Tennessee and Myrtle Beach, South Carolina locations.

Financing Activities

In connection with the recapitalization in 1998, Boyds entered into a credit agreement providing for a $325.0 million senior secured term loan, consisting of tranche A and tranche B, and a senior secured revolving credit facility providing for borrowings up to $40.0 million. During the first quarter, the Company had additional borrowings of $10.0 million on the revolving credit facility.  On February 23, 2005, the Company entered into a New Credit Agreement and used the proceeds to extinguish the outstanding tranche A (the “term loan”) and revolving credit facility (the “revolver”) in the amounts of $28.0 million and $12.8 million, respectively.

The New Credit Agreement contains a revolving credit facility with capacity of up to $20 million and a new term loan of $45 million.  During the first six months of 2005, the Company utilized $11.5 million of this revolving facility.  Borrowings under the New Credit Agreement bear interest at a rate per annum, equal to a margin over either a base rate, which is the higher of the prime lending rate or 0.50% above the federal funds effective rate, plus 9.50% or LIBOR plus 11.00%.

The New Credit Agreement contains financial covenants, tested quarterly, of minimum consolidated adjusted EBITDA (as defined in the New Credit Agreement), maximum senior leverage and maximum total leverage.  At the end of the third and fourth quarters of 2005, Boyds must maintain (i) a consolidated senior leverage ratio of not greater than 2.5 to 1, (ii) a maximum leverage ratio of not greater than 4.5 to 1 and (iii) a minimum consolidated adjusted EBITDA of not less than $17 million.  Additionally, the New Credit Agreement has covenants that restrict the Company’s ability to incur additional indebtedness, make capital expenditures, pay dividends on and redeem capital stock, make other restricted payments, make investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets.

Based on the Company’s current financial performance, management believes that there is a significant likelihood that the Company will not be in compliance with one or more of the financial covenants contained in the New Credit Agreement as of the end of the third and fourth quarters of 2005.  Such noncompliance would constitute an “event of default” under the New Credit Agreement, providing the lenders holding more than 55% of the sum of the loans thereunder with the ability either to require the entire outstanding amount of debt and accrued interest to be repaid immediately or to increase the rate of interest payable by 2.0% per annum.  In addition, to the extent that an event of default under the New Credit Agreement occurs and is continuing, the Company would be unable to access remaining availability under the New Revolver.

On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of the Company’s common stock. As of June 30, 2005, Boyds had repurchased 344,730 shares of common stock pursuant to the stock repurchase program for an aggregate amount of approximately $1 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are limited by the New Credit Agreement to an aggregate amount not to exceed $1.0 million.

On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of June 30, 2005, Boyds had repurchased $52.3 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow and the revolving credit facility. No repurchases were made during the quarter.  Any future repurchases under this program are expected to be financed similarly.  Boyds may make such purchases from time to time in the open market or in private transactions.  No repurchases were made during the quarter.

The Company relies on the New Credit Agreement to provide adequate funds for Boyds’ foreseeable working capital needs, planned capital expenditures, debt service obligations, the Stock Repurchase Program and the Bond Repurchase Program. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to Boyds on acceptable terms, or at all. Boyds’ ability to fund its working capital needs, planned capital expenditures and scheduled debt payments, to refinance indebtedness and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond Boyds’ control.  As noted above, there is a significant likelihood that the Company will not be able to comply in future periods with all of the financial covenants under the New Credit Agreement.

RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE

Compliance with debt agreements. As discussed under “Liquidity and Capital Resources” above, based on the Company’s current financial performance, management believes that there is a significant likelihood that the Company will not be in compliance with one or more of the financial covenants contained in the New Credit Agreement as of the end of the third and fourth quarters of 2005.  Such noncompliance would constitute an “event of default” under the New Credit Agreement, providing the lenders holding more than 55% of the sum of the loans thereunder with the ability either to require the entire outstanding amount of debt and accrued interest to be repaid immediately or to increase the rate of interest payable by 2.0% per annum.  In addition, to the extent that an event of default under the New Credit Agreement occurs and is continuing, the Company would be unable to access remaining availability under the revolving credit facility.  As a result, to the extent that such an event occurs, the Company would be required to obtain alternate sources of financing in a very short time period either to (i) repay the New Credit Agreement or (ii) meet its working capital and other short term financing needs.  Such replacement financing, if available at all, would be expected to be on terms less favorable to the Company than its existing financing.

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

Potential economic and political risks of China.  All of Boyds’ significant manufacturers are located in China. Although Boyds has identified alternate manufacturers which could meet its quality and reliability standards at similar costs in China and in other countries, the loss of any one or more of its manufacturers could have a material adverse effect on its business.  Because Boyds relies primarily on Chinese manufacturers, it is subject to the following risks that could restrict its manufacturers’ ability to make its products or increase its manufacturing costs: (1) economic and political instability in China; (2) transportation delays; (3) restrictive actions by the Chinese government; (4) the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes; (5) Chinese trade and tax laws.  In particular, Boyds’ business could be adversely affected if the Chinese renminbi appreciates significantly relative to the United States dollar due to the cost of its products fluctuating with the value of the Chinese renminbi.  Recently, the Chinese government revalued its currency, the renminbi, ending its link to the U.S. dollar.  While this is a significant change for China, the anticipated near term impacts to the Company are believed to be minimal.

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

Retail Property Leases.  The Company has entered into a property lease associated with a future development site in Myrtle Beach, South Carolina. In the event that the Company does not build its store on this location, the Company will be required to expense the development costs that it has incurred to date.  The expenditures as of June 30, 2005 are $1.6 million.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December of 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date for SFAS No. 123R until the first quarter of fiscal 2006, and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The Company is currently assessing the impact that SFAS No. 123R will have on the financial position, results of operations and cash flows of Boyds.

In March 2005, the SEC issued Staff Accounting Bulletin No. (“SAB”) 107 regarding the Staff’s interpretation of Share-Based Payments.  This interpretation provides the Staff’s view regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.  The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided.  The Company will adopt SAB 107 in connection with its adoption of SFAS No. 123R.

In November of 2004, the FASB issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43.  SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  SFAS No. 153 eliminates the exception from fair value measurement from nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commericial substance.  SFAS No. 153 is effective for periods beginning after June 15, 2005.  The adoption of this statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-live, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.   The adoption of this SFAS No. 154 is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co. L.P. and its affiliates (collectively, “KKR”) is a 59% shareholder of Boyds. For the three and six months ended June 30, 2004, Boyds paid to KKR approximately $0.1 million and $0.2 million, respectively, for management fees and related expenses. KKR has waived all management fees for 2005. Any related expenses incurred by KKR in 2005 will be paid by Boyds.

FORWARD LOOKING STATEMENTS

Some of the matters discussed in this report include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements.

The forward-looking statements in this report are based on a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Boyds, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Boyds’ forward-looking statements, including:  the inability to meet the financial covenant tests under the New Credit Agreement; the inability to grow Boyds’ business as planned; the loss of either of Boyds’ two independent buying agencies or any of its manufacturing sources; economic or political instability in the countries with which Boyds does business; changes to, or the imposition of, new regulations, duties, taxes or tariffs associated with the import or export of goods from or to the countries with which Boyds does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the factors discussed above may cause actual results to differ materially from those expressed in or implied by the statements in this report.

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

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk.

Boyds faces interest rate risk exposure in relation to its outstanding debt of $90.9 million at June 30, 2005. Of this amount, $56.5 million under the New Credit Agreement is subject to interest rate fluctuations. A hypothetical 2% change in interest rates applied to the fair value of debt would have a material impact on earnings or cash flows of the Company.

Boyds faces currency risk exposure that arises from translating the results of its European and Canadian operations that are denominated in the local currency of the Euro, the British Pound and the Canadian dollar, to the U.S. dollar. The currency risk exposure is not material as the operations of the European and Canadian subsidiaries do not have a material impact on the Company’s earnings.

Boyds also faces foreign exchange risks that arise from paying in United States Dollars for products that are manufactured in China. Recently, the Chinese government revalued its currency, the renminbi, ending its link to the U.S. dollar.  While this is a significant change for China, the anticipated near term impacts to the Company are believed to be minimal.  While it does not do so now, in the future Boyds may, from time to time, enter into foreign exchange contracts or prepay inventory purchases as a partial hedge against currency fluctuations. Differences between the amounts of such contracts and costs of specific material purchases are included in inventory and costs of sales. Boyds intends to manage foreign exchange risks to the extent appropriate.

Item 4.                                   Disclosure Controls and Procedures

Boyds maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Boyds carried out an evaluation of its disclosure controls and procedures, under the supervision and with the participation of the Chief Executive and Chief Financial Officers, as of June 30, 2005, and based on such evaluation, Boyds’ Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that Boyds is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

(a) Exhibits – See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005
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