Form 10-Q
period 2005-09-30
BOYDS COLLECTION LTD
filed 2006-06-08
CIK 1074530

United States
Securities and Exchange Commission

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share	59,008,133
(Class)	(Outstanding as of October 12, 2005)

THE BOYDS COLLECTION, LTD.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets as of December 31,
2004 and September 30, 2005

Condensed Consolidated Statements of Operations for the Three and Nine
Months Ended September 30, 2004 and 2005

Condensed Consolidated Statement of Stockholders’ Deficit
for the Nine Months Ended September 30, 2005

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2004 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About
Market Risk

Item 4.	Disclosure Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors Which May Affect Future Performance

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Index to Exhibits

PART I
FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and September 30, 2005
(Unaudited)

	December 31, 2004	September 30, 2005
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$354	$3,909
Accounts receivable, less allowances of $2,390 at December 31, 2004, and $1,355 at September 30, 2005	8,581	13,833
Inventory—primarily finished goods, less allowance for obsolete inventory of $2,719 at December 31, 2004, and $5,312 at September 30, 2005	13,462	14,052
Inventory in transit	2,666	695
Other current assets	854	850
Deferred income taxes (Note 10)	19,485	—
Total current assets	45,402	33,339

PROPERTY AND EQUIPMENT - NET (Note 4)	35,081	32,466

OTHER ASSETS:
Deferred debt issuance costs	645	3,525
Deferred tax asset (Note 10)	145,435	—
Other assets	2,997	435
Total other assets	149,077	3,960

TOTAL ASSETS	$229,560	$69,765

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$4,420	$5,417
Debt obligations (Note 7)	—	90,892
Accrued expenses	5,708	4,159
Income taxes payable	474	303
Interest payable	570	2,306
Total current liabilities	11,172	103,077

DEBT OBLIGATIONS (Note 7)	75,142	—

STOCKHOLDERS’ EQUITY/(DEFICIT):
Common stock (61,838 shares issued at December 31, 2004, and	(41,221)	(41,254)
September 30, 2005, respectively) and paid-in capital in excess of par
Accumulated other comprehensive loss	(407)	139
Retained earnings	212,312	35,190
Less: Treasury shares at cost (2,834 at December 31, 2004, and
2,830 at September 30, 2005)	(27,438)	(27,387)
Total stockholders’ equity/(deficit)	143,246	(33,312)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$229,560	$69,765

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2004 and 2005
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)

NET SALES	$32,835	$26,528	$81,798	$62,172
COST OF GOODS SOLD	12,960	11,794	32,144	31,118
GROSS PROFIT	19,875	14,734	49,654	31,054
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,556	9,828	33,247	30,615
IMPAIRMENT OF ASSETS (Note 4)	—	1,740	—	1,740
IMPAIRMENT OF GOODWILL (Note 5)	—	—	—	2,600
INCOME/(LOSS) FROM OPERATIONS	8,319	3,166	16,407	(3,901)
OTHER INCOME (Note 6)	131	1,602	35	997

INTEREST EXPENSE:
Interest expense	1,071	2,957	3,093	7,929
Amortization of deferred debt issuance costs	76	367	241	922
TOTAL INTEREST EXPENSE	1,147	3,324	3,334	8,851
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	7,303	1,444	13,108	(11,755)
PROVISION FOR INCOME TAXES (Note 9)	2,836	(82)	5,322	165,367
NET INCOME/(LOSS)	$4,467	$1,526	$7,786	$(177,122)

EARNINGS/(LOSS) PER SHARE:
Basic Earnings Per Share—Net Income/(Loss)	$0.08	$0.03	$0.13	$(3.00)
Diluted Earnings Per Share—Net Income/(Loss)	$0.08	$0.03	$0.13	$(3.00)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)
For the Nine Months Ended September 30, 2005
(Unaudited)

			Common
			Stock
	Common Stock		and Paid-in	Accumulated
	Shares		Capital in	Other			Total	Other
	Issued And	Treasury	Excess	Comprehensive	Retained	Treasury	Stockholders'	Comprehensive
	Outstanding	Stock	of Par	Income/(Loss)	Earnings	Stock	Equity/(Deficit)	Income
	(in thousands)

BALANCE, JANUARY 1, 2005	61,838	2,834	$(41,221)	$(407)	$212,312	$(27,438)	$143,246
Issuance of common stock		(4)	(33)			51	18
Other comprehensive income:
Foreign currency translation	—	—	—	546	—	—	546	$546
Net loss	—	—	—	—	(177,122)	—	(177,122)	(177,122)
Comprehensive loss	—	—	—	—	—	—	—	$(176,576)

BALANCE, September 30, 2005	61,838	2,830	$(41,254)	$139	$35,190	(27,387)	$(33,312)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2005
(Unaudited)

	Nine Months Ended September 30,
	2004	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$7,786	$(177,122)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,397	1,902
Amortization and write off of deferred debt issuance costs	241	922
Bad debt expense	(216)	302
Loss on sale of equipment	(3)	—
Tax benefit from exercise of stock options	—	(33)
Deferred taxes	5,159	164,920
Impairment of goodwill/assets	—	4,340
Changes in assets and liabilities:
Accounts receivable - net	(11,604)	(5,554)
Inventory - net	(3,635)	(590)
Inventory in transit	1,433	1,971
Other current assets	15	4
Other assets	(129)	(90)
Accounts payable	4,297	997
Accrued expenses	681	(1,549)
Income tax payable	2,669	(171)
Interest payable	768	1,736
Net cash provided by/ (used in) operating activities	8,859	(8,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,025)	(975)
Net cash used in investing activities	(12,025)	(975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings/(Payments) on credit agreement, “Revolver”	13,000	(12,750)
Payment on credit agreement, “Term Loan”	(14,000)	(28,000)
Borrowings from credit agreement, “New Term Loan”	—	45,000
Net Borrowings from credit agreement, “New Revolver”	—	11,500
Deferred debt issuance costs	—	(3,802)
Exercise of stock options	—	51
Net cash (used in)/ provided by financing activities	(1,000)	11,999
Effect of exchange rate changes on cash	20	546

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(4,146)	3,555
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,173	354
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27	$3,909
CASH PAID DURING THE PERIOD FOR INTEREST	$2,324	$6,193
CASH PAID/(RECEIVED) DURING THE PERIOD FOR INCOME TAXES	$(2,552)	$597

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2005 and 2006
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1.             INTERIM FINANCIAL STATEMENTS

The Boyds Collection, Ltd. (“Boyds” or the “Company”) operates in two segments, which consist of the Company’s wholesale gift/collectible business and the Company’s retail gift/entertainment business. In September 2002, Boyds Bear Country™ store opened in Gettysburg, Pennsylvania in November 2004, the Company opened its second retail store in Pigeon Forge, Tennessee. These retail stores are being used to generate income and expand the brand awareness and image of Boyds. Substantially all of the Company’s products are sourced from foreign manufacturers in China through buying agencies.

The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2005, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2005 are unaudited. In the opinion of management, all adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in Boyds’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

Chapter 11 Bankruptcy Proceedings

On October 3, 2005, in connection with potential defaults on our senior secured credit agreement, we entered into a waiver agreement with our lenders. This waiver agreement provided for, among other things, the lenders’ forbearance from exercising contractual remedies under our credit agreement on account of existing defaults through October 16, 2005.

On October 16, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Maryland (the “Court”) (Case Nos. 05-43793; 05-43805; 05-43802; 05-43833; 05-43838; 05-43863; 05-43816; 05-43848; and 05-43857). We have requested joint administration of the cases under the caption “The Boyds Collection, Ltd., Case No. 05-43793.  We will continue to operate our businesses as “debtors in possession” (“DIP”) under the jurisdiction of the Court, under Court protection from creditors and claimants and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

Since the bankruptcy filing, all orders allowing us to conduct normal business activities, including the approval of our DIP financing, have been entered by the Court. While we are in bankruptcy proceedings, all transactions not in the ordinary course of our business require the prior approval of the Court.

On October 16, 2005, pursuant to authorization from the Court, we entered into an $8 million DIP credit facility. This DIP facility consists of an $8 million revolver facility which includes access for $3.5 million worth of commercial letters of credit. The letters of credit are required to be fully cash collateralized. The DIP facility limits the amount of capital expenditures during its term to $250,000.

As a consequence of our bankruptcy filing, pending litigation against us is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the Court. February 14, 2006, was the deadline for claimants to file claims arising prior to our bankruptcy filing. Differences between claim amounts identified by us and claims filed by claimants will be investigated and resolved in connection with our claims resolution process, and only holders of claims that are ultimately allowed for purposes of our bankruptcy will be entitled to distributions. Since the settlement of terms of allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to the allowed claims is not presently ascertainable.

On March 14, 2006, we filed with the Court our Plan of Reorganization, which was subsequently amended (as amended, the “Plan”) and Disclosure Statement, which was subsequently amended (as amended, the “Disclosure Statement”). The Plan and the Disclosure Statement set forth the terms of the proposed settlement between Boyds, our secured creditors, the Official Committee of Unsecured Creditors, and our stockholders. The Disclosure Statement also includes a description of the events that led up to our bankruptcy filing and the actions we have taken to improve our financial situation while in bankruptcy.

The Plan has been approved by the necessary constituencies and remains subject to approval by the Court. We cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court will be consistent with the terms of the Plan and Disclosure Statement.

If confirmed, the Plan will provide us with significant relief from pre-filing claims. The Plan details how the claims of each class of creditors and interest holders will be treated.   The following is a summary of the Plan:

•              Holders of senior secured claims will receive (in exchange of approximately $57.7 million in claims): senior secured promissory notes in the aggregate principal amount of $30.0 million, to be due in five years following the effective date of the Plan, which we expect will occur in June 2006, and common stock representing approximately 48.5% of our common stock outstanding after the  effective date of the Plan (the “New Common Stock”).

•              Each qualifying noteholder (a holder of our Senior Subordinated Notes that has continuously held beneficial interests therein for more than 18 months immediately prior to our bankruptcy filing through the effective date of the Plan) shall receive cash in the amount of 22.0% of the allowed amount of its note claim, to be paid, if at all, on the date of a Future Transaction; plus its pro rata share of 5.0% of the New Common Stock, plus its pro rata share of 50.0% of the reallocated shares which are the shares of our common stock representing the difference between: (i) 5% of the New Common Stock; and (ii) the aggregate pro rata share of New Common Stock allocable to qualifying noteholders. A “Future Transaction” is a transaction in which we, subject to certain exceptions, (a) merge or consolidate with another person or entity or (b) acquire  any assets, properties, rights or equity interests, in each case occurring within 36 months of the effective date of the Plan so long as the transaction is not a acquisition (i) of assets, properties or rights or assumption of liabilities in the ordinary course of our business (i.e., accounts payable, receivables, inventory, product, store leases, store equipment and any other similar acquisitions or assumptions of liabilities); (ii) an acquisition that has aggregate consideration of $10 million or less that is not an acquisition of a toy collectible business; or (iii) an acquisition that does not meet certain revenue or EBITDA thresholds.

•              Each non-qualifying holder (those holders of our Senior Subordinated Notes that are not qualifying noteholders) shall receive cash in the amount of 24.0% of the allowed amount of its claim to be paid, if at all, on the date upon which a Future Transaction is consummated.

•              If the non-qualifying holders  vote to reject the Plan, then each such holder  shall receive cash in the amount of 2.0% of the allowed amount of their notes, to be paid, if at all, on the date upon which a Future Transaction is consummated.

•              Each holder of an allowed general unsecured claim or claims will receive cash equal to 28% of its allowed claim or claims, if the class of such holders accepts the Plan.

•              If the class of holders of general unsecured claims vote to reject the Plan, then each such holder shall receive cash in the amount of 4% of the allowed amount of such claim to be paid on the earlier of:  (a) the date upon which a Future Transaction is consummated; or (b) the first business day that is at least 18 months after the effective date of the Plan.

•              Secured claims other than senior secured claims  will be treated either as agreed by the parties or in a manner that reinstates the secured claim or provides for payment to the creditor equal to the value of such creditor’s collateral. Each holder of an allowed priority claim (other than a tax priority claim) shall receive, on account of and in full and complete settlement, release and discharge of such allowed priority claim, (a) cash equal to the amount of such claim or (b) such other treatment as to which the we  and such holder shall have agreed upon in writing in an amount sufficient to render such claim  not “impaired” under section 1124 of the Bankruptcy Code, to be paid on the latest of (a) the effective date of the Plan (or as soon thereafter as is reasonably practicable), (b) five business days after the final allowance  of such claim, or (c) the date on which the we and the holder of such claim  otherwise agree.

•              Allowed priority tax claims will either be paid, at our sole option , (a) on the latter of (i) the effective date of the Plan (or as soon thereafter as is reasonably practicable), (ii) five business days after the allowance thereof; (b) beginning the first anniversary following the effective date of the Plan, cash payments to be made in equal annual installments, with the final installment being payable no later than the sixth anniversary of the date of the assessment of such allowed priority tax claim, in an aggregate amount equal to such claim, together with interest on the unpaid balance of such claim calculated from the effective date of the Plan through the date of payment; or (c) such other treatment agreed to by us and the  holder of such claim.

•              Each holder of 200 or more shares of our common stock will receive its pro rata share of 46.5% of our post bankruptcy equity.

•              Each holder of less than 200 shares of our common stock will receive $0.15 per share.

We are also negotiating with one of our senior lenders to provide a new $11.0 million revolver with a $4.0 million seasonal over-advance option that supports letters of credit and would provide us with access to additional capital to fund post-reorganization operations. There can be no assurance that these negotiations will be successful.

There can be no assurance that the Plan, or any other plan of reorganization, will be confirmed by the Court or implemented successfully.

Following the effective date of our plan of reorganization, we expect to have fewer than 300 holders of record of our common stock. Consequently, we intend to apply for termination of the registration of our common stock under the Exchange Act of 1934, as amended, which would substantially reduce the information required to be furnished by us to our stockholders and we would be no longer required and do not intend to file reports with the SEC.  Certain provisions of the Exchange Act would no longer be applicable to us such as the short-swing profit recovery provisions of Section 16(b) of the Exchange Act, the requirement of furnishing a proxy statement in connection with stockholders’ meetings, and the related requirement of an annual report to stockholders.

On January 17, 2006, the Company filed for bankruptcy in the Dutch court for its Dutch subsidiary. The court approved the filing and appointed a Trustee to close down the operations.

Going Concern

Boyds is currently operating under Chapter 11 of the U.S. Bankruptcy Code and continuation of Boyds as a going concern is contingent upon, among other things, Boyds ability to (i) comply with the terms and conditions of its DIP financing; (ii) obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (iii) return to profitability; (iv) generate sufficient cash flows from operations; and (v) obtain financing sources to meet Boyds future obligations. These matters create substantial doubt about Boyds ability to continue as a going concern. The condensed quarterly financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Additionally, a plan of reorganization could materially change amounts reported in the condensed consolidated financial statements, which do no give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11 bankruptcy.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS 123R. On January 1, 2006, the Company adopted SFAS No. 123(R) which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. Under SFAS 123(R), the Company measures compensation cost related to stock options based on the grant-date fair value of the award using the Black-Scholes option-pricing model and recognizes it ratably, less estimated forfeitures, over the vesting term of the award.  The Company believes that the impact of this SFAS No. 123(R) will have an immaterial impact on the financial results of the Company.

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

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement from nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

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

2.             FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 2004 and at September 30, 2005, Boyds had letters of credit outstanding under its credit agreement amounting to $4.6 million and $1.2 million, respectively. These letters of credit represent Boyds’ commitment to purchase inventory which is to be produced and/or shipped.

3.             RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co. L.P. and its affiliates (collectively, “KKR”) is a 59% shareholder of Boyds. For the three and nine months ended September 30, 2004, Boyds paid to KKR approximately $0.1 million and $0.2 million, respectively, for management fees and related expenses. KKR has waived all management fees for 2005. Any related expenses incurred by KKR in 2005 will be paid by Boyds.

4.             PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2004 and September 30, 2005 were, as follows:

	December 31, 2004	September 30, 2005
	(in thousands)
Land	$3,570	$3,570
Building	28,346	28,729
Equipment	5,407	5,633
Software development costs	2,479	2,479
Leasehold improvements	1,944	1,957
Furniture and fixtures	1,076	1,097
Total	42,822	43,465
Less: accumulated depreciation and amortization	(9,190)	(10,999)
Construction in progress	1,449	—
Total	$35,081	$32,466

The Company recorded an asset impairment charge of $1.7 million for work completed on its proposed sites in Myrtle Beach, South Carolina and Branson, Missouri as a result of the Company’s decision in third quarter of 2005 not to move forward with these sites. Managements decision was based on the fact that our Pigeon Forge retail store did not meet its budget and the lack of available cash to fund these two additional properties.

5.        GOODWILL

 In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002 (SFAS No. 142). SFAS No.142 requires, among other things, the discontinuance of goodwill   amortization.  The Company stopped amortizing its goodwill as of January 1, 2002. The Company tests for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value was determined based on the discounted cash flow method. The impairment was caused by a continued decline in wholesale sales and results. Goodwill is included within other assets as of December 31, 2004.

6.        OTHER INCOME

In July 2005, the Company received a $1.5 million settlement for a copyright infringement case.

7.             DEBT OBLIGATIONS

Debt Obligations is summarized as follows:

	December 31,	September 30
	2004	2005
	(in thousands)
9% Senior Subordinated Notes due May 15, 2008	34,392	34,392

Credit Agreement:
Secured Tranche A Term Loan due April 2005 (the “Term Loan”)
Interest based on LIBOR or base rate as defined	$28,000	$—
Secured revolving credit facility due April 2005 (the “Revolver”)
Interest based on LIBOR or base rate as defined	12,750	—

New Credit Agreement:
Secured Term Loan due February 2008 (the “New Term Loan”)
Interest based on LIBOR or base rate as defined	—	45,000
Secured revolving credit facility due February 2008 (the “New Revolver”)
Interest based on LIBOR or base rate as defined	—	11,500

	$75,142	$90,892

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

At December 31, 2004 and September 30, 2005, the weighted average interest rates in effect for the Term Loan and New Term Loan were 1.75% and 14.79%, respectively. At December 31, 2004 and September 30, 2005, the weighted average interest rate in effect for the Revolver and New Revolver were 3.38% and 15.96%, respectively.

The New Credit Agreement contained financial covenants, tested quarterly, of minimum consolidated adjusted EBITDA (as defined in the New Credit Agreement), maximum senior leverage and maximum total leverage. As of October 16, 2005, the Company was in default with one or more of the financial covenants contained in the New Credit Agreement. In accordance with the New Credit Agreement as described above, the amounts outstanding became payable upon demand. Amounts outstanding at September 30, 2005 have been reclassified into current liabilities on the consolidated balance sheet.

On October 16, 2005, pursuant to authorization from the bankruptcy court, Boyds entered into a $8 million DIP credit facility. This DIP facility consists of a $8 million revolver facility which includes access for $3.5 million worth of commercial letters of credit. The letters of credit are required to be fully cash collateralized. The Company had to borrow any money against the DIP credit facility.

8.             SEGMENTS OF THE COMPANY AND RELATED INFORMATION

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

	For the Three Months Ended, September 30,
	2004			2005
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$28,736	$4,099	$32,835	$19,151	$7,377	$26,528
Gross Profit	16,764	3,111	19,875	9,663	5,071	14,734
SG&A	9,101	2,455	11,556	6,197	3,631	9,828
Impairment of Assets	—	—	—	—	1,740	1,740
Income/(Loss)
from Operations	$7,663	$656	$8,319	$3,466	$(300)	$3,166

	For the Nine Months Ended, September 30,
	2004			2005
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$72,048	$9,750	$81,798	$46,066	$16,106	$62,172
Gross Profit	42,291	7,363	49,654	19,838	11,216	31,054
SG&A	26,850	6,397	33,247	20,474	10,141	30,615
Impairment of Assets	—	—	—	—	1,740	1,740
Impairment of Goodwill	—	—	—	2,600	—	2,600
Income/(Loss)
from Operations	$15,441	$966	$16,407	$(3,236)	$(665)	$(3,901)

Total Assets	$203,341	$27,804	$236,211	$36,392	$33,373	$69,765
Capital Expenditures	126	11,899	12,025	276	699	975
Depreciation and amortization	785	612	1,397	666	1,236	1,902

9.             STOCK-BASED COMPENSATION

At September 30, 2005, Boyds had various stock-based employee compensation plans, which are described more fully in Note 14. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method as prescribed by Accounting Principles Board “APB” opinion 25, “Accounting for Stock Issued to Employees”. Boyds has adopted the disclosure only provision of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS No. 148”) an amendment of SFAS No. 123; therefore no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plan, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and net income per common share would have approximated the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

Net income/(loss), as reported	$4,467	$1,526	$7,786	$(177,122)

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	379	414	1,347	1,331

Pro forma net income/(loss)	$4,088	$1,112	$6,439	$(178,453)

Earnings per share:
Basic—as reported	$0.08	$0.03	$0.13	$(3.00)
Basic—pro forma	$0.07	$0.02	$0.11	$(3.02)

Diluted—as reported	$0.08	$0.03	$0.13	$(3.00)
Diluted—pro forma	$0.07	$0.02	$0.11	$(3.02)

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

Boyds has reserved a total of 7,075,102 shares for issuance under the Plans, of which 1,495,678 shares remain reserved at September 30, 2005 for future issuances. In the first nine months of 2005, the Company granted 2,196,250 as part of its ongoing annual key employee option grant program. The following table summarizes information about fixed stock options at September 30, 2005:

		Options Outstanding
	Options		Exercise Price Per Share
	Available	Number of		Weighted
	for Grant	Shares	Range	Average

January 1, 2004	1,650,939	3,709,100	$4.45 - $18.00	$6.43

Shares reserved	1,500,000
Options granted	(501,144)	501,144	$2.49 - $4.22	$2.85
Options exercised
Options forfeited	195,361	(195,361)	$4.31 - $10.60	$7.11

December 31, 2004	2,845,156	4,014,883	$2.49 - $18.00	$5.95

Shares reserved	500,000
Options granted	(2,196,250)	2,196,250	$1.73 - $2.50	$2.07
Options exercised	3,931	(3,931)	$4.45	$4.45
Options forfeited	342,841	(342,841)	$2.06 - $9.31	$3.58

September 30, 2005	1,495,678	5,864,361	$1.73 - $18.00	$4.64

The following table summarizes information about stock options outstanding at September 30, 2005:

		Weighted		Weighted	Weighted
Exercise	Options	Average	Options	Average	Average
Price	Outstanding	Exercise Price	Exercisable	Exercise Price	Remaining Life

$1.73 to $2.06	1,962,500	$2.06	105,000	$2.06	9.7

$2.36 to $6.25	2,149,984	$4.57	1,203,069	$4.72	7.1

$6.50 to $18.00	1,758,000	$7.60	1,377,000	$7.75	5.8

10.          PROVISION FOR INCOME TAXES

As of September 30, 2005, the Company has a full valuation allowance against its deferred tax assets, consisting of tax carryforwards that will begin to expire in 2023. The recovery of the deferred income tax assets is contingent upon future taxable income and applicable tax laws. For the nine months ended September 30, 2005, the Company recorded tax expense of $165.4 million as a result of recording a $170.7 million additional valuation allowance against its deferred tax assets. This valuation allowance results from estimates by management of future taxable income in each of the federal, state, and foreign tax jurisdictions during the carry forward period and the conclusion by management that it is no longer more likely than not that this amount of deferred tax assets will be realized under the criteria of SFAS No. 109, Accounting for Income Taxes.

11.          COMMITMENTS & CONTINGENCIES

Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of Boyds.

Boyds also has significant licensing agreements with NASCAR, Coca-Cola, M&Ms, and Crayola.  The Company’s NASCAR license includes the top ten drivers. Pursuant to this arrangement, Boyds has the ability to use the NASCAR logo or driver names, likeness, and numbers. Boyds pays a royalty based on sales of these products to the various licensors.

12.          EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income/(loss) available to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

Numerator for basic and diluted earnings per share:
Net income/(loss)	$4,467	$1,526	$7,786	$(177,122)
Denominator:
Denominator for basic earnings per share -
weighted average shares	59,004	59,008	59,004	59,007
Effect of dilutive securities:
Effect of shares issuable under stock option plans
based on treasury stock method	8	—	10	67
Denominator for diluted earnings per share -
weighted average shares	59,012	59,008	59,014	59,074

EPS - Basic	$0.08	$0.03	$0.13	$(3.00)

EPS - Diluted	$0.08	$0.03	$0.13	$(3.00)

13.      SUBSEQUENT EVENTS

On October 3, 2005, in connection with potential defaults on its senior secured credit agreement, we entered into a waiver agreement with our lenders. This waiver agreement provided for, among other things, the lenders’ forbearance from exercising contractual remedies under our credit agreement on account of existing defaults through October 16, 2005.

On October 7, 2005, The Company received notification from the New York Stock Exchange (“NYSE”) dated October 7, 2005, that it determined that trading of the Company’s common stock (ticker symbol FOB) would be suspended prior to the opening on Monday, October 10, 2005. This decision was reached in view of the fact that the Company was not in compliance with the NYSE’s newly increased continued listing standards. The Company was considered “below criteria” by the NYSE because the Company’s average market capitalization was less than $75 million over a  30 trading-day period and its shareholders’ equity was less than $75 million and the average closing price of the security was less than $1.00 over a consecutive 30 trading-day period. In addition, the NYSE noted the Company’s abnormally low selling price, which closed at $0.45 on October 6, 2005.

Boyd’s common stock is currently being quoted under the ticker symbol “BOYD.PK” on the Pink Sheets Electronic Quotation Service maintained by the Pink Sheets LLC and on the OTC Bulletin Board.

On October 16, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Maryland (the “Court”) (Case Nos. 05-43793; 05-43805; 05-43802; 05-43833; 05-43838; 05-43863; 05-43816; 05-43848; and 05-43857). We have requested joint administration of the cases under the caption “The Boyds Collection, Ltd., Case No. 05-43793.  We will continue will continue to operate our  businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court  (See Note 1 — Chapter 11 Bankruptcy Proceedings).

On January 17, 2006, the Company filed for bankruptcy in the Dutch court for its Dutch subsidiary. The court approved the filing and appointed a Trustee to close down the operations,

In November of 2005, Boyds opened My Boyds Bear Shop in FAO Schwarz in New York City. This retail store in being used to generate income and expand the brand awareness and image of Boyds.

On May 25, 2006, the Company announced that Jan Murley, Chief Executive Officer was leaving the Company effective on the earlier to occur of (i) the effective date of the Company’s plan of reorganization and (ii) June 30, 2006. The Company will incur approximately $0.5 million in expenses associated with this departure.

The Company also announced the appointment of Robert Coccoluto as Chief Executive Officer, Peter Frost as Chief Operating Officer and Michael A. Prager as President.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial information and related notes included elsewhere in this report.

Chapter 11 Bankruptcy Proceedings

On October 3, 2005, in connection with potential defaults on our senior secured credit agreement, we entered into a waiver agreement with our lenders. This waiver agreement provided for, among other things, the lenders’ forbearance from exercising contractual remedies under our credit agreement on account of existing defaults through October 16, 2005.

On October 16, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the

United States Bankruptcy Court for the District of Maryland (the “Court”) (Case Nos. 05-43793; 05-43805; 05-43802; 05-43833; 05-43838; 05-43863; 05-43816; 05-43848; and 05-43857). We have requested joint administration of the cases under the caption “The Boyds Collection, Ltd., Case No. 05-43793.  We will continue to operate our businesses as “debtors in possession” (“DIP”) under the jurisdiction of the Court, under Court protection from creditors and claimants and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

Since the bankruptcy filing, all orders allowing us to conduct normal business activities, including the approval of our DIP financing, have been entered by the Court. While we are in bankruptcy proceedings, all transactions not in the ordinary course of our business require the prior approval of the Court.

On October 16, 2005, pursuant to authorization from the Court, we entered into an $8 million DIP credit facility. This DIP facility consists of an $8 million revolver facility which includes access for $3.5 million worth of commercial letters of credit. The letters of credit are required to be fully cash collateralized. The DIP facility limits the amount of capital expenditures during its term to $250,000.

As a consequence of our bankruptcy filing, pending litigation against us is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the Court. February 14, 2006, was the deadline for claimants to file claims arising prior to our bankruptcy filing. Differences between claim amounts identified by us and claims filed by claimants will be investigated and resolved in connection with our claims resolution process, and only holders of claims that are ultimately allowed for purposes of our bankruptcy will be entitled to distributions. Since the settlement of terms of allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to the allowed claims is not presently ascertainable.

On March 14, 2006, we filed with the Court our Plan of Reorganization, which was subsequently amended (as amended, the “Plan”) and Disclosure Statement, which was subsequently amended (as amended, the “Disclosure Statement”). The Plan and the Disclosure Statement set forth the terms of the proposed settlement between Boyds, our secured creditors, the Official Committee of Unsecured Creditors, and our stockholders. The Disclosure Statement also includes a description of the events that led up to our bankruptcy filing and the actions we have taken to improve our financial situation while in bankruptcy.

The Plan has been approved by the necessary constituencies and remains subject to approval by the Court. We cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court will be consistent with the terms of the Plan and Disclosure Statement.

If confirmed, the Plan will provide us with significant relief from pre-filing claims. The Plan details how the claims of each class of creditors and interest holders will be treated.   The following is a summary of the Plan:

•              Holders of senior secured claims will receive (in exchange of approximately $57.7 million in claims): senior secured promissory notes in the aggregate principal amount of $30.0 million, to be due in five years following the effective date of the Plan, which we expect will occur in June 2006, and common stock representing approximately 48.5% of our common stock outstanding after the  effective date of the Plan (the “New Common Stock”).

•              Each qualifying noteholder (a holder of our Senior Subordinated Notes that has continuously held beneficial interests therein for more than 18 months immediately prior to our bankruptcy filing through the effective date of the Plan) shall receive cash in the amount of 22.0% of the allowed amount of its note claim, to be paid, if at all, on the date of a Future Transaction; plus its pro rata share of 5.0% of the New Common Stock, plus its pro rata share of 50.0% of the reallocated shares which are the shares of our common stock representing the difference between: (i) 5% of the New Common Stock; and (ii) the aggregate pro rata share of New Common Stock allocable to qualifying noteholders. A “Future Transaction” is a transaction in which we, subject to certain exceptions, (a) merge or consolidate with another person or entity or (b) acquire  any assets, properties, rights or equity interests, in each case occurring within 36 months of the effective date of the Plan so long as the transaction is not a acquisition (i) of assets, properties or rights or assumption of liabilities in the ordinary course of our business (i.e., accounts payable, receivables, inventory, product, store leases, store equipment and any other similar acquisitions or assumptions of liabilities); (ii) an acquisition that has aggregate consideration of $10 million or less that is not an acquisition of a toy collectible business; or (iii) an acquisition that does not meet certain revenue or EBITDA thresholds.

•              Each non-qualifying holder (those holders of our Senior Subordinated Notes that are not qualifying noteholders) shall receive cash in the amount of 24.0% of the allowed amount of its claim to be paid, if at all, on the date upon which a Future Transaction is consummated.

•              If the non-qualifying holders  vote to reject the Plan, then each such holder  shall receive cash in the amount of 2.0% of the allowed amount of their notes, to be paid, if at all, on the date upon which a Future Transaction is consummated.

•              Each holder of an allowed general unsecured claim or claims will receive cash equal to 28% of its allowed claim or claims, if the class of such holders accepts the Plan.

•              If the class of holders of general unsecured claims vote to reject the Plan, then each such holder shall receive cash in the amount of 4% of the allowed amount of such claim to be paid on the earlier of:  (a) the date upon which a Future Transaction is consummated; or (b) the first business day that is at least 18 months after the effective date of the Plan.

•              Secured claims other than senior secured claims  will be treated either as agreed by the parties or in a manner that reinstates the secured claim or provides for payment to the creditor equal to the value of such creditor’s collateral. Each holder of an allowed priority claim (other than a tax priority claim) shall receive, on account of and in full and complete settlement, release and discharge of such allowed priority claim, (a) cash equal to the amount of such claim or (b) such other treatment as to which the we  and such holder shall have agreed upon in writing in an amount sufficient to render such claim  not “impaired” under section 1124 of the Bankruptcy Code, to be paid on the latest of (a) the effective date of the Plan (or as soon thereafter as is reasonably practicable), (b) five business days after the final allowance  of such claim, or (c) the date on which the we and the holder of such claim  otherwise agree.

•              Allowed priority tax claims will either be paid, at our sole option , (a) on the latter of (i) the effective date of the Plan (or as soon thereafter as is reasonably practicable), (ii) five business days after the allowance thereof; (b) beginning the first anniversary following the effective date of the Plan, cash payments to be made in equal annual installments, with the final installment being payable no later than the sixth anniversary of the date of the assessment of such allowed priority tax claim, in an aggregate amount equal to such claim, together with interest on the unpaid balance of such claim calculated from the effective date of the Plan through the date of payment; or (c) such other treatment agreed to by us and the  holder of such claim.

•              Each holder of 200 or more shares of our common stock will receive its pro rata share of 46.5% of our post bankruptcy equity.

•              Each holder of less than 200 shares of our common stock will receive $0.15 per share.

We are also negotiating with one of our senior lenders to provide a new $11.0 million revolver with a $4.0 million seasonal over-advance option that supports letters of credit and would provide us with access to additional capital to fund post-reorganization operations. There can be no assurance that these negotiations will be successful.

There can be no assurance that the Plan, or any other plan of reorganization, will be confirmed by the Court or implemented successfully.

Following the effective date of our plan of reorganization, we expect to have fewer than 300 holders of record of our common stock. Consequently, we intend to apply for termination of the registration of our common stock under the Exchange Act of 1934, as amended, which would substantially reduce the information required to be furnished by us to our stockholders and we would be no longer required and do not intend to file reports with the SEC.  Certain provisions of the Exchange Act would no longer be applicable to us such as the short-swing profit recovery provisions of Section 16(b) of the Exchange Act, the requirement of furnishing a proxy statement in connection with stockholders’ meetings, and the related requirement of an annual report to stockholders.

On January 17, 2006, the Company filed for bankruptcy in the Dutch court for its Dutch subsidiary. The court approved the filing and appointed a Trustee to close down the operations.

GENERAL

Boyds is a domestic designer, importer and distributor of branded, high-quality, handcrafted collectibles and other specialty giftware products. Boyds sells its products primarily through an extensive network of approximately 11,000 store locations comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. Boyds also sells its products directly to consumers through its two retail stores Boyds Bear Country™ - Gettysburg and Boyds Bear Country™ - Pigeon Forge.

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

Boyds exhibits its products at select national and regional tradeshows where orders are taken by Boyds’ employees. Boyds operates almost exclusively out of a leased office/distribution facility, owns one retail store in the general vicinity of Gettysburg, Pennsylvania, and owns a second retail store in Pigeon Forge, Tennessee. Boyds also leases warehouse space in Dunkeswell, United Kingdom.  The Company had also leased space in Dordrecht, The Netherlands. The lease was terminated as a result of the bankruptcy filing on January 17, 2006 in the Dutch courts.

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

•                  For the wholesale business, Boyds records sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, items are shipped and the collectibility of the resulting receivable is reasonably assured. For the retail business, Boyds recognizes sales upon customer receipt of the merchandise. The most significant financial statement line item, net sales, represents transactions consistent with Boyds’ primary business focus and meets the criteria of Staff Accounting Bulletin No. 104, including the transfer of title, reasonable collectibility, and identified customer.

•            As of June 30, 2005, the Company set up a valuation allowance for the remaining amount of its deferred tax assets, consisting of tax carryforwards that will begin to expire in 2023. For the nine months ended September 30, 2005, the Company recorded tax expense of $165.4 million as a result of recording a $170.7 million additional valuation allowance against its deferred tax assets. This valuation allowance results from estimates by management of future taxable income in each of the federal, state, and foreign tax jurisdictions during the carry forward period and the conclusion by management that it is no longer more likely than not that this amount of deferred tax assets will be realized under the criteria of SFAS No. 109, “Accounting for Income Taxes”.

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

•                   Under the requirements of Statement of Financial Accounting Standards (“SFAS”) Nos.142 “Goodwill and Other Intangible Assets”, and 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”, Boyds assesses the potential impairment of identifiable intangibles and acquired goodwill on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and assesses potential impairment of long lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing these evaluations, the Company evaluates current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions.  As a result of the Company’s impairment test completed in the first quarter of 2005, the Company recorded an impairment loss of $2.6 million to reduce the carrying value of goodwill to zero. The impairment was caused by a continued decline in wholesale sales and results. In the third quarter of 2005, the Company decided to discontinue with its retail expansion and recorded as asset impairment charge of $1.7 million. The charge is attributed to the investment that the Company had made in two retail properties, Myrtle Beach, South Carolina and Branson, Missouri in anticipation of its retail expansion in each site.

FACTORS WHICH AFFECT BOYDS’ RESULTS OF OPERATIONS

Seasonality

Boyds recognizes revenues throughout the year and generally ships merchandise on a first-in, first-out basis. Approximately 58% of revenues are recorded between May and October while approximately 42% of revenues are recorded between November and April in anticipation of the holiday season. Boyds does not have the significant seasonal variation in its wholesale revenues that it believes is experienced by many other giftware, collectibles or retail companies.

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

Boyds has sales operations based in Europe and Canada, but at this time Boyds does not expect any significant impact due to fluctuations in the Euro, the British Pound or the Canadian dollar.

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

Other income consists of interest income and exchange rate gain/loss.

The following table sets forth the components of net income as a percentage of net sales for the period indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	60.5%	55.5%	60.7%	49.9%
Selling, general and administrative expenses	35.2%	37.0%	40.6%	49.2%
Impairment of assets	0.0%	6.6%	0.0%	7.0%
Income/(loss) from operations	25.3%	11.9%	20.1%	(6.3)%
Other income (expenses), net	0.4%	6.0%	0.0%	1.6%
Interest expense	3.5%	12.5%	4.1%	14.2%
Provision for income taxes	8.6%	(0.3)%	6.5%	266.0%
Net income/(loss)	13.6%	5.7%	9.5%	(284.9)%

Executive Overview

In the third quarter of 2005, the Company’s net sales decreased by 19%, which can primarily be attributed to the wholesale segment’s decrease of 33% partially offset by an increase of 80% in the retail segment. The decrease in wholesale net sales was attributable to a 41% decline in wholesale bookings (cancelable orders) in the third quarter of the year compared to the same period in 2004. Weakness across the Specialty Gift Retail sector of the Company’s account base and reduced sales to a number of Boyds’ larger legacy accounts were the contributors to these reduced bookings. Retail net sales were positively impacted by the addition of the Company’s second store in Pigeon Forge, Tennessee which generated $3.2 million in sales. The Gettysburg store generated $4.2 milion in sales, up $0.1 million from $4.1 million as compared to the same period in 2004.

The Company’s net profit for the third quarter decreased by $2.9 million to a profit of $1.5 million as compared to the same period in 2004. This decrease can be attributed to a significant decrease in sales, and an impairment of assets associated with the Company’s retail expansion plans, all of which were partially offset by a legal settlement payment received by the Company of $1.5 million classified as other income and ongoing cost savings initiatives.

Cash used for operating activities in the first nine months of 2005 was approximately $8.0 million compared to $8.9 million in cash provided by operations in the year-ago period. In the nine months of 2005, the Company had a net increase of approximately $15.8 million of debt and invested approximately $1.0 million of cash in property and equipment. In the nine months of 2004, the Company had net repayments of  approximately $1.0 million of debt and invested approximately $12.0 million of cash, of which $10.5 million related to the building of Boyds Bear CountryTM-Pigeon Forge.

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

Net Sales—Net sales decreased $6.3 million, to $26.5 million in the third quarter of 2005 from $32.8 million for the same quarter in 2004. Sales of Boyds’ plush products decreased $4.8 million, or 25%, resin product sales decreased $2.0 million, or 25%, and other product sales increased $0.4 million, or 8%. As a percentage of net sales for the third quarter, plush represented 55%, resin products represented 22%, and other products represented 23%.

Wholesale net sales in the third quarter of 2005 declined $9.6 million, or 33%, to $19.1 million from $28.7 million for the same quarter in 2004. This decrease was attributable to a 41% decline in wholesale bookings (cancelable orders) in the third quarter of 2005 compared to the same period in 2004. Weakness across the Specialty Gift Retail sector of the Company’s account base and reduced sales to a number of Boyds’ larger legacy accounts were the contributors of these reduced bookings.

Retail net sales increased $3.3 million, or 80%, to $7.4 million in the third quarter of 2005 from $4.1 million in the third quarter of 2004. Same store retail net sales increased by $0.1 million, or 3%, to $4.2 million in the third quarter from $4.1 million for the third quarter of 2004. This increase in overall retail sales can be attributed to the addition of the Company’s second retail store in Pigeon Forge, Tennessee while the comparable retails sales can be attributed to special event traffic at the Gettysburg store.

Gross profit— Gross profit decreased $5.1 million, or 26%, to $14.7 million in the third quarter of 2005 from $19.9 million for the third quarter of 2004. Gross profit as a percentage of net sales decreased to 55.5% for the third quarter of 2005 as compared to 60.5% for the same period in 2004. The dollar decline was primarily attributable to reduced sales, an increased product mix shift to lower margin product, $0.4 million relating to a reduced obsolete inventory allowance in 2004, these were partially offset by a $0.4 million relating to a 2005 credit to the Company’s inventory capitalization and additional gross profit generated by the Company’s new retail store in Pigeon Forge, Tennessee. Wholesale gross profit decreased by $7.1 million, or 43%, to $9.6 million in the third quarter of 2005 from $16.8 million in the third quarter of 2004. Retail gross profit increased by $2.0 million, to $5.1 million in the third quarter of 2005 from $3.1 million in the third quarter of 2004.

Selling, General & Administrative Expenses (“SG&A”)- SG&A expenses decreased $1.7 million, or 15%, to $9.9 million in the third quarter of 2005 from $11.6 million for the third quarter of 2004. SG&A as a percent of net sales increased to 37% for the third quarter from 35% for the same period in 2004. The dollar decrease in SG&A expenses was a result of $0.8 million in lower wage costs stemming from our cost saving initiatives and $0.3 million in lower call center costs, $0.3 million in reduced bad debt expenses, $0.2 million in reduced employee recruitment expenses, and $0.2 million in reduced expenses relating to our home party program, these costs were partially offset by increases of $0.2 million in depreciation and $0.2 million in professional fees.

Impairment of Assets—The Company recorded an asset impairment charge of $1.7 million for the three months of 2005. The charge is attributed to the investments that the Company had made in two retail properties, Myrtle Beach, South Carolina and Branson, Missouri in anticipation of its retail expansion in each site.

Income from operations— Income from operations declined $5.2 million to a profit of $3.2 million in the third quarter of 2005 from an income of $8.3 million in the third quarter of 2004. Income from operations as a percentage of net sales declined to a 12% in the third quarter of 2005 from 25% in the third quarter of 2004.

Other Income—In July 2005, the Company received a $1.5 million settlement for a copyright infringement case.

Total interest expense— Total interest expense increased to $3.3 million for the third quarter of 2005 as compared to $1.1 million for the third quarter of 2004. Interest expense on outstanding debt increased for the third quarter of 2005 by $1.9 million. This increase is due to a higher interest rate on the Company’s outstanding debt. Additionally, the amortization expense associated with the deferred financing costs have increased by $0.3 million as a result of capitalized costs associated with the New Credit Agreement.

Income tax expense— Income tax expense decreased $2.9 million to a credit of $0.1 million in the third quarter of 2005 as compared to $2.8 million for the third quarter of 2004.

Net Profit—Net profit decreased $2.9 million to a profit of $1.5 million in the third quarter of 2005 from a $4.5 million income for the third quarter of 2004.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

Net Sales—Net sales decreased $19.6 million, to $62.2 million in the first nine months of 2005 from $81.8 million for the same period in 2004. Sales of Boyds’ plush products decreased $8.9 million, or 21%, resin product sales decreased $7.0 million, or 33%, and other product sales decreased $3.7 million, or 21%. As a percentage of net sales for the first nine months of 2005, plush represented 52%, resin products represented 26%, and other products represented 22%.

Wholesale net sales in the first nine months of 2005 declined $25.9 million, or 36%, to $46.1 million from $72.0 million for the same period in 2004. The decline can be primary attributable to a 49% decline in bookings (cancelable orders) in the first nine months of 2005 compared to the same period in 2004. Weakness across the Specialty Gift Retail sector of the Company’s account base and reduced sales to a number of Boyds’ larger legacy accounts were the contributors to these reduced bookings.

Retail net sales increased $6.3 million, or 64%, to $16.1 million in the first nine months of 2005 from $9.8 million for the nine months of 2004. Same store retail net sales decreased by $0.6 million, or

6%, to $9.2 million in the first nine months from $9.8 million for the first nine months of 2004. The increase in retail sales can be attributed to the addition of the Company’s second retail store in Pigeon Forge, Tennessee while comparable retail sales decline can be attributed to the reduced tourist traffic in the Gettysburg area.

Gross profit— Gross profit decreased $18.6 million, or 37%, to $31.0 million in the first nine months of 2005 from $49.7 million for the first nine months of 2004. Gross profit as a percentage of net sales decreased to 50% for the first nine months of 2005 as compared to 61% for the same period in 2004. The dollar decline was primarily attributable to reduced sales, an increased product mix shift to lower margin product, an increased charges of $3.1 million in the Company’s inventory obsolescence allowance due to slow moving product,  these were offset by lower freight charges of $1.3 million due to lower sales and the incremental gross margin generated at the Company’s new store in Pigeon Forge. Wholesale gross profit decreased by $20.4 million, or 55%, to $24.9 million in the nine months of 2005 from $45.4 million in the first nine months of 2004. Retail gross profit increased by $3.8 million, or 52%, to $11.2 million in the first nine months of 2005 from $7.4 million in the first nine months of 2004.

Selling, General & Administrative Expenses (“SG&A”)—SG&A expenses decreased $2.7 million, or 8%, to $30.6 million in the first nine months of 2005 from $33.3 million for the first nine months in 2004. SG&A as a percent of net sales increased to 49% for the first nine months of 2005 from 41% for the same period in 2004. The dollar decrease in SG&A expenses was a result of $3.5 million in lower wage and incentive costs stemming from our cost saving initiatives and $0.5 million in lower bad debts allowance which were partially offset by $0.7 million in cell center expenses and $0.5 million in depreciation costs associated with the Company’s new store in Pigeon Forge.

Impairment of Goodwill and other Assets—The Company recorded a goodwill impairment charge of $2.6 million and an asset impairment of $1.7 million for the first nine months of 2005. The charge is attributed to the goodwill impairment testing as prescribed by SFAS No. 142, “Goodwill and Other Intangibles” caused by a continued decline in wholesale sales and results. The asset impairment of $1.7 million related to construction costs for the Company’s proposed new retail stores in Myrtle Beach, South Carolina and Branson, Missouri which the Company has chosen not to move forward with.

Income from operations— Income from operations declined $20.3 million to a loss of $3.9 million in the first nine months of 2005 from an income of $16.4 million for the same period of 2004. Income from operations as a percentage of net sales declined to a negative 6.3% in the nine months of 2005 from 20% for the same period of 2004.

Other Income—In July 2005, the Company received a $1.5 million settlement for a copyright infringement case. This amount is offset by the unrealized loss on exchange rate of $0.6 million.

Total interest expense— Total interest expense increased to $8.9 million for the first nine months of 2005 as compared to $3.3 million for the same period of 2004. Interest expense on outstanding debt increased for the first nine months of 2005 by $4.8 million. This increase is due to a higher interest rate on the Company’s outstanding debt. Additionally, the amortization expense associated with the deferred financing costs has increased by $0.7 million as a result of costs associated with the New Credit Agreement.

Income tax expense—Income tax expense increased $160.1 million to $165.4 million in the first nine months of 2005 as compared to $5.3 million for the first nine months of 2004. The provision was impacted by the recording of a $166.2 million additional valuation allowance against the remaining amount of its deferred tax assets. This valuation allowance results from estimates by management of future taxable income in each of the federal, state, and foreign tax jurisdictions during the carry forward period and the conclusion by management that it is no longer more likely than not that this amount of deferred tax assets will be realized under the criteria of SFAS No. 109, “Accounting for Income Taxes”.

Net Loss—Net profit decreased $184.9 million to a loss of $177.1 million in the first nine months of 2005 from a $7.8 million income for the same period of 2004.

Liquidity and Capital Resources

Boyds’ primary source of liquidity is borrowings under its New Credit Agreement, which includes the New Revolver. Boyds’ primary uses of cash are to fund working capital requirements. Cash balances increased to $3.6 million in the first nine months of 2005 as compared to the balances at December 2004.

Operating Activities

Cash provided by operating activities decreased $16.9 million, to a negative $8.0 million in the first nine months of 2005 from $8.9 million for the first nine months of 2004. The cash flow decrease was primarily attributable to the decreases in sales and accrued expenses which was partially offset by increases in inventory, accounts payable and interest payable. Due to the seasonality of our retail business, operating results for the nine months ended September 30, 2005 are not necessarily indicative of operating results for the entire year. There can be no assurance that the Company will have positive cash flows in the future.

Investing Activities

Capital and investment expenditures totaled $1.0 million in the first nine months of 2005 as compared to $12.0 million in the first nine months of 2004. This decrease in expenditures was the result of no additional construction costs relating to the Boyds Bear CountryTM — Pigeon Forge, Tennessee and Myrtle Beach, South Carolina locations.

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

The New Credit Agreement contains a revolving credit facility with capacity of up to $20.0 million and a new term loan of $45.0 million. During the first nine months of 2005, the Company utilized $11.5 million of this revolving facility. Borrowings under the New Credit Agreement bear interest at a rate per annum, equal to a margin over either a base rate, which is the higher of the prime lending rate or 0.50% above the federal funds effective rate, plus 9.50% or LIBOR plus 11.00%.

The New Credit Agreement contains financial covenants, tested quarterly, of minimum consolidated adjusted EBITDA (as defined in the New Credit Agreement), maximum senior leverage and maximum total leverage. At the end of the third and fourth quarters of 2005, Boyds must maintain (i) a consolidated senior leverage ratio of not greater than 2.5 to 1, (ii) a maximum leverage ratio of not greater than 4.5 to 1 and (iii) a minimum consolidated adjusted EBITDA of not less than $17.0 million. Additionally, the New Credit Agreement has covenants that restrict the Company’s ability to incur additional indebtedness, make capital expenditures, pay dividends on and redeem capital stock, make other restricted payments, make investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets.

As of October 16, 2005, the Company was not in compliance with one or more of the financial covenants contained in the New Credit Agreement. Such noncompliance constitutes an “event of default” under the New Credit Agreement.

On August 22, 2005, all pre-existing debt was assigned to our current lenders D.E. Shaw Laminar Portfolios, L.L.C.

On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of the Company’s common stock. As of September 30, 2005, Boyds had repurchased 344,730 shares of common stock pursuant to the stock repurchase program for an aggregate amount of approximately $1 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are limited by the New Credit Agreement to an aggregate amount not to exceed $1.0 million.

On July 27, 2000, Boyds announced that its Board of Directors had approved a repurchase program for its outstanding 9% Series B Senior Subordinated Notes due 2008. As of September 30, 2005, Boyds had repurchased $52.3 million of its notes pursuant to this note repurchase program. These repurchases were financed out of operating cash flow and the revolving credit facility. No repurchases were made during the quarter. Any future repurchases under this program are expected to be financed similarly. Boyds may make such purchases from time to time in the open market or in private transactions. No repurchases were made during the quarter.

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS 123R. On January 1, 2006, the Company adopted SFAS No. 123(R) which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. Under SFAS 123(R), the Company measures compensation cost related to stock options based on the grant-date fair value of the award using the Black-Scholes option-pricing model and recognizes it ratably, less estimated forfeitures, over the vesting term of the award.  The Company believes that the impact of this SFAS No. 123(R) will have an immaterial impact on the financial results of the Company.

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

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets — An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement from non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the financial position, results of operations or cash flow of Boyds.

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

RELATED PARTY TRANSACTIONS

Kohlberg, Kravis Roberts & Co. L.P. and its affiliates (collectively, “KKR”) is a 59% shareholder of Boyds. For the three and nine months ended September 30, 2004, Boyds paid to KKR approximately $0.1 million and $0.2 million, respectively, for management fees and related expenses. KKR has waived all management fees for 2005. Any related expenses incurred by KKR in 2005 will be paid by Boyds.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

While operating during the Chapter 11 bankruptcy proceedings, Boyds faces no interest rate risk exposure in relation to its outstanding debt obligations of $90.9 million. Boyds has also ceased recording interest on its debt obligations during the Chapter 11 proceedings.

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

Item 4.           Disclosure Controls and Procedures

Boyds maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Boyds carried out an evaluation of its disclosure controls and procedures, under the supervision and with the participation of the Chief Executive and Chief Financial Officers, as of September 30, 2005, and based on such evaluation, Boyds’ Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that Boyds is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There have been no changes in Boyds’ internal controls or in other factors that could significantly affect these controls, subsequent to the date Boyds’ Chief Executive and Chief Financial Officers completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On October 16, 2005, the Company and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code, in the Bankruptcy Court. In connection with the bankruptcy filings, the Company entered into a six month DIP financing agreement with DE Shaw Laminar Partners and Bank of America LLC which provides for revolving loans in the amount of $8 million with $2 million in collateralized letters of credit.

Management has assessed the liquidity position of the Company and its subsidiaries as a result of the bankruptcy filing and available DIP financing and believes that the Company and its subsidiaries will be able to fund their post-petition obligations until a plan of reorganization is finalized or another transaction is effected.

The Company is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

Item 1A.  Risk Factors Which May Affect Future Performance

Prolonged continuation of the Chapter 11 case may harm the Debtors’ business.   The prolonged continuation of the Chapter 11 Cases could adversely affect the Debtors’ businesses and operations. So long as the Chapter 11 Cases continue, senior management of the Debtors will be required to spend a significant amount of time and effort dealing with the Debtors’ reorganization instead of focusing exclusively on business operations. Prolonged continuation of the Chapter 11 Cases will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of the Debtors’ businesses. In addition, the longer the Chapter 11 Cases continue, the more likely it is that the Debtors’ customers, suppliers, distributors and agents will lose confidence in the Debtors’ ability to successfully reorganize their businesses and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, the Debtors will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. The prolonged continuation of the Chapter 11 Cases may also require the Debtors to seek additional financing, either as part of the DIP credit facility or otherwise, in order to service their debt and other obligations. It may not be possible for the Debtors to obtain additional financing during the pendency of the Chapter 11 Cases on commercially favorable terms or at all. If the Debtors were to require additional financing during the Chapter 11 Cases and were unable to obtain the financing on favorable terms or at all, the Debtors’ chances of successfully reorganizing their businesses may be seriously jeopardized.

The Debtors may not be able to obtain confirmation of the plan.   The Debtors may not receive the requisite acceptances to confirm the Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan. A dissenting holder of a claim against or equity interest in Boyds may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the Plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the Plan are fair and equitable to non-accepting Classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that

(i) the Plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting Classes, (ii) confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting Holders of Claims within a particular Class under the Plan will not be less than the value of distributions such Holders would receive if the Debtors were liquidated under chapter 7 of the Bankruptcy Code. The Bankruptcy Court may determine that the Plan does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court.

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether the Debtors will be able to reorganize their businesses and what, if any, distributions holders of claims against or equity interests in Boyds ultimately would receive with respect to their claims or equity interests. If an alternative reorganization could not be agreed upon, it is possible that the Debtors would have to liquidate their assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive under the Plan.

The Change of Control Produced by the Restructuring of the Debtors may Result in Limited use of Deferred Tax Assets..   As further discussed in the Disclosure Statement, the issuance under the Plan of common stock in a reorganized Boyds, along with the cancellation of existing equity interests through the Plan, is expected to cause an ownership change to occur with respect to the reorganized Debtors as of the effective date of the Plan. As a result, Section 382 of the Internal Revenue Code (“IRC”) may apply to limit reorganized Boyd’s use of its consolidated net operating losses after the effective date. Additionally, the reorganized Debtors’ ability to use any remaining capital loss carryforwards and tax credits may be limited. The annual limitation imposed by the particular provision of Section 382 of the IRC that reorganized Boyds expects to apply to its ownership change generally equals the product of (i) the fair market value of the net equity value of reorganized Boyd’s stock at the time of the ownership change, taking into account the increase in value of the corporation as a result of the surrender or cancellation of creditor’s claims in the transaction (rather than the value without taking into account such increases, as is the case under the general rule for non-bankruptcy ownership changes) multiplied by (ii) the long-term tax-exempt rate in effect for the month in which the ownership change occurs. The long-term tax-exempt rate is published monthly by the IRS and is intended to reflect current interest rates on long-term tax-exempt debt obligations. Accordingly, under this rule the Section 382 limitation would generally reflect the increase in the value of reorganized Boyd’s stock resulting from the conversion of debt to equity in the proceeding. Section 383 of the IRC applies a similar limitation to a capital loss carryforward and tax credits. Although it is impossible to predict with absolute certainty the net equity value of Reorganized Boyds immediately after the exchanges contemplated by the Plan, reorganized Boyd’s use of its net operating losses and other deferred assets is expected to be substantially limited after those exchanges.

Financial Condition and Liquidity.   As discussed in Note 1 to the accompanying consolidated financial statements, Boyds is operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding Boyds current circumstances, it is difficult to predict Boyds actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations during the continuation of the bankruptcy proceedings, Boyds believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Boyds access to additional financing while in the Chapter 11 bankruptcy process may be limited.

Delisting from the New York Stock Exchange.   On October 10, 2005, the Company’s common stock was delisted from the New York Stock Exchange. Our common stock is quoted on the New York Stock Exchange Over-the-Counter (OTC) bulletin board quotation service. This has reduced the market and liquidity of the Company’s common stock and consequently the ability of the Company’s stockholders and broker/dealers to purchase and sell our shares in an orderly manner or at all. The volume of trading in the Company’s stock has continued to decline since our bankruptcy filing. Trading in the Company’s common stock through market makers and quotation on the OTC Bulletin Board entails other risks. Due in part to the decreased trading price of the Company’s common stock and reduced analyst coverage, the trading price of the Company’s common stock may change quickly, and market makers may not be able to execute trades as quickly as they could when the common stock was listed on the New York Stock Exchange. Although trading continues, the Company expects that trading in its common stock may cease once a plan of reorganization is  approved and a record date for approval of the plan is established.

Our ability to continue as a “going concern” is uncertain.   The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments. The bankruptcy filing and related circumstances, including our default on all pre-petition debt, the losses from operations, as well as current economic conditions, raise substantial doubts about our ability to continue as a going concern. The appropriateness of reporting on a going concern basis is dependent upon, among other things, the availability of sufficient capital to meet expenses, confirmation of a plan of reorganization, future profitable operations, customer and employee retention and the ability to generate sufficient cash from operations and financing sources to meet the Company’s obligations as they become due. The Company has assumed all of the foregoing. Should some or all of the Company’s assumptions prove to be unfounded or prove to be untrue in the future, the Company’s results of operations and financial condition will be adversely affected and the Company’s ability to continue as a going concern will be doubtful.

Financial position impacted by changing distribution channels.   The Company’s historic distribution channels, mainly independent retailers, have seen significant declines in traffic for several years. Consumers have migrated to larger, more convenient retailers, which provide for a full array of products and services. If the Company is unable to migrate it sales distribution to channels which mirror consumers buying tendencies, then its revenues could be significantly impacted.

Financial Position impacted by changing consumer tastes.   The demand for Boyds’ products may be quickly affected by changing consumer tastes and interests. Boyds’ results of operations depend substantially upon its ability to continue to conceive, design, source and market new pieces and upon continuing market acceptance of its existing and future product lines. If Boyds fails or is significantly delayed in introducing new pieces to its existing product lines or creating new product line concepts or if its new products do not meet with market acceptance, its results of operations may be impaired. A number of companies who participate in the giftware and collectibles industries are part of large, diversified companies that have greater financial resources than Boyds and offer a wider range of products and may be less affected by changing consumer tastes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3. Defaults Upon Senior Securities

As of October 16, 2005, the Company was not in compliance with one or more of the financial covenants contained in the New Credit Agreement.  Such noncompliance constitutes an “event of default” under the New Credit Agreement. The Company received a waiver of such events of default from the lenders under the New Credit Agreement through October 15, 2005. On October 16, 2005, Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the District of Maryland.

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information

Item 6. Exhibits

(a) Exhibits — See Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 8, 2006

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

99.1	Debtors Second Amended Joint Plan of Reorganization*
99.2	Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization*

*	Filed herewith