Form 10-K
period 2005-12-31
BOYDS COLLECTION LTD
filed 2006-06-08
CIK 1074530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 001-14843

THE BOYDS COLLECTION, LTD.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1418730
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 South Street, McSherrystown, Pennsylvania	17344
(Address of Principal Executive Office)	(Zip Code)

(717) 633-9898

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” in Exchange Act Rule 12b-2. Yes ☐  No ☒

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act) Yes ☐  No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates (assuming solely for the purpose of this calculation that directors and officers are affiliates) of the Registrant, based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2005, was approximately $27,197,410.

As of June 1, 2006, the number of shares of the Registrant’s Common Stock outstanding was 59,054,418.

Table of Contents

PART I
Item 1.	Description of Business
Item 1A.	Risk Factors Which May Affect Future Performance
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

Forward Looking Statements

Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements.

The forward-looking statements in this report are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Boyds and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Boyds’ forward-looking statements, including: prolonged continuation of our Chapter 11 bankruptcy proceedings, inability to obtain confirmation of reorganization plan, the effects of economic conditions; the inability to grow Boyds’ business as planned; the loss of either of Boyds’ two independent buying agencies or any of its manufacturing sources; economic or political instability in the countries with which Boyds does business; changes to, or the imposition of new regulations, duties, taxes or tariffs associated with the import or export of goods from or to the countries with which Boyds does business; and other risk factors that are discussed in this report and, from time to time, in other Securities and Exchange Commission reports and filings. One or more of the factors discussed above may cause actual results to differ materially from those expressed in or implied by the statements in this report.

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

PART I

Item 1. DESCRIPTION OF BUSINESS

Available Information

The Boyds Collection, Ltd., (“Boyds” or the “Company”) files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document Boyds files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Boyds’ electronic SEC filings are available to the public at http://www.sec.gov.

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

General

Boyds is a designer, importer and distributor of high-quality, hand-crafted collectibles, gift, and other specialty products. Boyds sells its products through an extensive network of approximately 11,000 store locations comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers, restaurant chains,  and other drug, grocery and retail channels, as well as its retail stores Boyds Bear Country™ — Gettysburg and Boyds Bear CountryTM — Pigeon Forge in Gettysburg, Pennsylvania and Pigeon Forge, Tennessee, respectively. Boyds imports substantially all of its products from manufacturers in China through buying agencies.

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

On October 16, 2005, pursuant to authorization from the Court, we entered into an $8 million DIP credit facility. This DIP facility consists of an $8 million revolver facility which includes access for $3.5 million worth of commercial letters of credit. The letters of credit are required to be fully cash collateralized. The DIP facility limits the amount of capital expenditures during its term to $250,000. As of December 31, 2005 Boyds has not borrowed any amounts against the DIP facility.

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

•      Each qualifying noteholder (a holder of our Senior Subordinated Notes that has continuously held beneficial interests therein for more than 18 months immediately prior to our bankruptcy filing through the effective date of the Plan) shall receive cash in the amount of 22.0% of the allowed amount of its note claim, to be paid, if at all, on the date of a Future Transaction; plus its pro rata share of 5.0% of the New Common Stock, plus its pro rata share of 50.0% of the reallocated shares which are the shares of our common stock representing the difference between: (i) 5% of the New Common Stock; and (ii) the aggregate pro rata share of New Common Stock allocable to qualifying noteholders. A “Future Transaction” is a transaction in which we, subject to certain exceptions, (a) merge or consolidate with another person or entity or (b) acquire  any assets, properties, rights or equity interests, in each case occurring within 36 months of the effective date of the Plan so long as the transaction is not an acquisition (i) of assets, properties or rights or assumption of liabilities in the ordinary course of our business (i.e., accounts payable, receivables, inventory, product, store leases, store equipment and any other similar acquisitions or assumptions of liabilities); (ii) an acquisition that has aggregate consideration of $10 million or less that is not an acquisition of a toy collectible business; or (iii) an acquisition that does not meet certain revenue or EBITDA thresholds.

•      Each non-qualifying holder (those holders of our Senior Subordinated Notes that are not qualifying noteholders) shall receive cash in the amount of 24.0% of the allowed amount of its claim to be paid, if at all, on the date upon which a Future Transaction is consummated.

•      If the non-qualifying holders  vote to reject the Plan, then each such holder  shall receive cash in the amount of 2.0% of the allowed amount of their notes , to be paid, if at all, on the date upon which a Future Transaction is consummated.

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

History

Boyds was founded in 1979 by Gary and Justina Lowenthal as a small antique business in Boyds, Maryland. By 1984, Boyds had begun to reproduce and sell miniature houses, duck decoys and merino wool teddy bears to selected retail outlets. In 1984, Boyds also introduced its first major plush product, a unique, fully jointed wool teddy bear named Matthew™, and the Gnomes Homes™, a small collection of hand-sculpted miniature cast resin houses. Boyds relocated from Maryland to southern Pennsylvania in 1987 and expanded its product line to include other plush animals and related accessories including miniature clothes, furniture and ornaments. Boyds began distributing its plush animal lines to department stores and gift retailers, opting against selling to mass merchandisers and major discount stores. In 1993, Boyds began selling cast resin figurines with the introduction of its BearstonesTM line. In 1998, Boyds acquired H.C. Accents, a home décor company. In September 2002, Boyds opened Boyds Bear CountryTM — Gettysburg retail store in Gettysburg, Pennsylvania and in November of 2004, Boyds opened its second retail location, Boyds Bear CountryTM — Pigeon Forge, in Pigeon Forge, Tennessee. In October 2004, the Company restructured its sales organization comprised of a direct sales force and a telemarketing third party. In November 2005, the Company opened a personalization shop in FAO Schwartz’s New York Flagship store.

Business Segments

The Boyds Collection, Ltd. operates in two segments that consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business. The Company’s operates retail locations in Gettysburg, Pennsylvania, Pigeon Forge, Tennessee, and New York, New York.  These retail stores are being used to generate income and expand the brand awareness and image of Boyds.

Product Lines

Since 1984, Boyds’ product lines have expanded from plush bears to include other plush animals such as hares, moose, and cats, as well as resin figurines and other products as described below.

Plush Animals

The plush animal category consists of both dressed and non-dressed animals, most of which are fully jointed with sewn-in joints for arms, legs and heads. Today, the plush animal category has grown to encompass over 400 different items ranging from 2 1/2” miniatures to 40” large animals.

Boyds’ non-dressed plush animal lines include the Huggle-Fluffs™, the Artisan Series™, J.B. Bean & Associates™, the Archive Collection™ and ornaments. The largest revenue-generating line in this plush category is Boyds’ T.J.’s Best Dressed TM, which was introduced in 1992, the popularity of Boyds’ T.J.’s Best Dressed™ line, characterized by fully jointed bears, cats, moose and other animals dressed in stylish, hand-sewn outfits. This line has been expanded over the years and recently, in 2004, the Company added a value-priced extension to the line called Heart to HeartTM.

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

Resin Figurines

Boyds’ resin figurine category currently consists of the main collection, Bearstones™, and sub-collections, Dollstones™, Charming Angels™, Shoebox Bears™,  Faeriéssence™, and Treasure Boxes™. Together, these categories include over 300 styles of finely detailed, hand-painted miniature cast resin bears, other animals and people.

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

Entertainment

The Company’s retail locations have built very successful interactive environments for adults, children, and the entire family. Boyds Super Duper Bear FactoryTM enables the consumer to choose the “skin” of the desired animal, fill the animal with specially colored beans and bring it to life with a “magic” bean. After the animal comes to life, they may then choose a special outfit for it to wear and the child can take home their animal in their very own Boyds Big Barn box.

Additionally, in the retail stores Boyds has its Boyds Teddy Bear NurseryTM. The consumer can adopt a bear from the on duty bear nurse, complete the paperwork, name their new cub and fill up with accessories.

Licensed Products

Starting in 2004 the Company embarked on a strategy of partnering with great brands to bring additional value to our consumers. This strategy was kicked off with NASCAR in 2004 and has expanded to include Coca-Cola and M&Ms in 2005, and Crayola products will be launched in early 2006. The Company will be producing products utilizing these brands in both plush and resin.

Other Products

Boyds sells over 300 additional items ranging from home décor, stationary, miniature furniture, wooden accessories and glasses, through cast iron products, and resin accessories. In addition, various printed and promotional materials are sold to support Boyds product lines.

New Product Introductions

Boyds continually evaluates new product ideas and regularly introduces new product lines that maintain Boyds’ whimsical and “Folksy with Attitude” themes. Starting in 2002, Boyds concentrated on broadening the giftability of its core resin figurine and plush animal products. New introductions during 2005 included the following new lines:

•                              Gift Sets, this is a unique product that combines all of the Boyds’ elements, plush, resin, and stationary. In one package a consumer can get a plush bear, a resin ornament and a gift bag.

•                              Officially licensed plush and resin product from Coca-Cola and  M&Ms.

•                              In 2005, we introduced our new Patty Duke Collection of plush. Boyds has engaged in a relationship where Patty Duke and our Boyds’ team collaborate to create the bears.

•                              Puppy Paws and Pals, Boyds’ celebration of that special bond between bears and dogs. Pieces are resin based.

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

Licenses

Boyds licenses its product designs to other companies for products including home textiles, infant clothing and wallpaper. The licensing contracts range from 2 to 5 years in duration. Boyds believes such licensing arrangements provide a significant benefit to Boyds’ business by generating royalty income and increasing consumer awareness of Boyds’ designs and brand image.

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

Sourcing of Products

Boyds coordinates its production and cooperative development efforts primarily through two buying agencies with who it has established long-term business relationships. In 2004, the Company had entered into discussions with three additional plush buying agencies in an effort to mitigate the risk of using only two suppliers. These buying agencies perform a number of functions for Boyds, including collaborating in its product design and development process, identifying suitable manufacturers for its products and supervising its manufacturers to assure the proper quality and timing of Boyds’ orders.

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

Distribution Network and Customers

Boyds has a national distribution network, which includes approximately 11,000 store locations comprised of independent retail gift and collectibles accounts, high-end department stores and selected national retailers. The top ten accounts comprised approximately 21% of net wholesale sales during fiscal 2005 as compared to 20% of net wholesale sales during  fiscal 2004.

Accounts which became inactive during fiscal 2005 represented approximately 17% of Boyds’ fiscal 2004 net sales.  Boyds offers dating terms and or volume discounts to selected retailers.

In the spring of 2004, the Company started it Boyds Home ReunionsTM program. This is a home party program where the Company partners with its largest independent retailers to sell its products in our consumer’s homes. Boyds has approximately 625 Bear Advisors (consultants) participating in the program. Boyds also sells its products to its collectors club members known as Friends of BoydsTM.

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

Seasonality

Approximately 58% of revenues are recorded between May and October while approximately 42% of revenues are recorded between November and April. Boyds does not have the significant seasonal variation in its revenues that it believes is experienced by many other giftware, collectibles, or retail companies.

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

Employees

As of April 2006, Boyds employs approximately 420 associates, 220 are in its retail segment and 200 in the wholesale segment. None of these employees are represented by labor unions.

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

         The Change of Control Produced by the Restructuring of the Debtors may Result in Limited use of Deferred Tax Assets. As further discussed in the Disclosure Statement, the issuance under the Plan of common stock in a reorganized Boyds, along with the cancellation of existing equity interests through the Plan, is expected to cause an ownership change to occur with respect to the reorganized Debtors as of the effective date of the Plan. As a result, Section 382 of the Internal Revenue Code (“IRC”) may apply to limit reorganized Boyd’s use of its consolidated net operating losses after the effective date. Additionally, the reorganized Debtors’ ability to use any remaining capital loss carryforwards and tax credits may be limited. The annual limitation imposed by the particular provision of Section 382 of the IRC that reorganized Boyds expects to apply to its ownership change generally equals the product of (i) the fair market value of the net equity value of reorganized Boyd’s stock at the time of the ownership change, taking into account the increase in value of the corporation as a result of the surrender or cancellation of creditor’s claims in the transaction (rather than the value without taking into account such increases, as is the case under the general rule for non-bankruptcy ownership changes) multiplied by (ii) the long-term tax-exempt rate in effect for the month in which the ownership change occurs. The long-term tax-exempt rate is published monthly by the IRS and is intended to reflect current interest rates on long-term tax-exempt debt obligations. Accordingly, under this rule the Section 382 limitation would generally reflect the increase in the value of reorganized Boyd’s stock resulting from the conversion of debt to equity in the proceeding. Section 383 of the IRC applies a similar limitation to a capital loss carryforward and tax credits. Although it is impossible to predict with absolute certainty the net equity value of Reorganized Boyds immediately after the exchanges contemplated by the Plan, reorganized Boyd’s use of its net operating losses and other deferred assets is expected to be substantially limited after those exchanges.

Financial Condition and Liquidity. As discussed in Note 1 to the accompanying consolidated financial statements, Boyds is operating as a debtors —in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding Boyds current circumstances, it is difficult to predict Boyds actual liquidity needs and sources at this time. Boyds access to additional financing while in the Chapter 11 bankruptcy process may be limited.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

Showrooms, Warehousing, Distribution Facilities and Retail

Boyds leases approximately 209,000 square feet of distribution and warehouse space in McSherrystown, Pennsylvania. Boyds’ existing distribution center includes two loading docks, two automated conveyor systems and 180,000 square feet of storage area, which are in good operating condition. Boyds’ lease expires in 2009. Attached to the warehouse area is Boyds’ 24,000 square foot corporate headquarters which is subject to the same lease provisions. Boyds also leases warehouse space in Dunkeswell, United Kingdom, and had leased space in Dordrecht, The Netherlands. These warehouses are 11,184 and 23,585 square feet, respectively. The warehouse in the United Kingdom has a lease which expired in August 2005, while The Netherlands space was closed in January of 2006 as part of the bankruptcy filing in the Dutch courts on January 17, 2006. In August 2005, Boyds began leasing a 25,000 square foot warehouse space in the Dunkeswell, United Kingdom, with the lease expiring in 2015. Boyds also leases showroom space in Atlanta. Management believes that its current facilities are suitable and adequate for Boyds’ planned growth needs for the next several years, and vacant land is available on-site for additional expansion should it be necessary.

The Company currently has three retail locations. Boyds Bear CountryTM—Gettysburg, sits on approximately 128 acres in Gettysburg, Pennsylvania, Boyds Bear CountryTM—Pigeon Forge, sits on approximately 40 acres in Pigeon Forge, Tennessee, and approximately 800 square feet of retail space in FAO Schwarz in New York, New York. The Company rents the space from FAO Schwarz based on it sales. Both retail stores comprise approximately 130,000 square feet and the land at both locations is owned by Boyds.

Development and Upgrades of Management Information Systems

Boyds’ management information systems have been developed through the modification of off-the-shelf software programs to serve Boyds’ current needs. Boyds launched its official company website on November 15, 1999 at www.BoydsStuff.com which, among other things, permits interested collectors to sign-up for club membership online. Subsequently, Boyds has added additional websites, www.boydsbearcountry.com and a B2B website which permits Boyds’ dealers to place their orders, review order status, check their accounts and conduct other related matters via a “business-to-business” link.

Item 3. LEGAL PROCEEDINGS

On October 16, 2005, The Boyds  Collection, Ltd. (the “Company”) and certain of its subsidiaries (collectively, the “Debtors”)(1) filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Maryland (the “Court”) ( The cases have been assigned to the Honorable Judge Duncan W. Keir under Case Nos. 05-43793; 05-43805; 05-43802; 05-43833; 05-43838; 05-43863; 05-43816; 05-43848; and 05-43857). The Debtors have requested joint administration of the cases under the caption “The Boyds Collection, Ltd., Case No. 05-43793.  The Debtors will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position or results of operations of Boyds.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

Under the Plan, Boyd’s existing shares of common stock, as well as options to purchase its common stock will be cancelled. Under the Plan, as described under “Chapter 11 Proceedings” above, holders of senior secured claims will receive for their claims of approximately $57.7 million:  senior secured promissory notes in the aggregate principal amount of $30.0 million, to be due in five years following the effective date; and new common stock representing approximately 48.5% of the new common stock issued on the effective date. Each holder of an allowed qualifying noteholder claim shall receive cash in the amount of 22.0% of the allowed amount of such allowed qualifying noteholder claim, to be paid, if at all, on the date upon which a future transaction is consummated; plus its pro rata share of 5.0% of the new common stock, plus its pro rata share of

50.0% of the reallocated shares. Each holder of an equity interest in Boyds of over 200 shares will receive its pro rata share of 46.5% of the equity of reorganized Boyds. Each holder of an equity interest in Boyds of less than 200 shares will receive $0.15 per share held by such holder. However, the Plan is subject to change, as described under “Chapter 11 Proceedings” above.

The following table shows, on a per share basis, the high and low prices for the Boyds’ Common Stock for the periods indicated as quoted on the New York Stock Exchange, the Pink Sheet Quotation Service or the OTC Bulletin Board, as applicable:

	2004		2005
Quarter Ended	High	Low	High	Low

March 31	$4.60	$2.45	$5.06	$2.22
June 30	$3.51	$2.38	$2.57	$1.70
September 30	$3.92	$3.35	$2.01	$0.69
December 31	$4.43	$2.27	$0.79	$0.04

As of June 1, 2006, the approximate number of holders of record of Boyds’ Common Stock was 1,988. Since its initial public offering in 1999, Boyds has not paid cash dividends on its Common Stock. Boyds is currently prohibited by both the U.S. Bankruptcy Code and the DIP financing facility from paying dividends to shareholders.

Item 6.    SELECTED FINANCIAL DATA

      FIVE YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)

OPERATIONS
Net sales	$153,460	$131,333	$113,037	$103,714	$78,559
Gross profit	90,361	83,085	68,482	60,256	38,415
Selling, general and administrative expenses(1)	28,454	27,852	41,507	46,825	39,152
Impairment of assets/goodwill(2)	—	—	—	—	4,480
Income/(loss) from operations	61,916	55,236	26,975	13,431	(5,217)
Interest expense(3)	13,552	6,972	5,553	4,550	9,576
Reorganization items(4)	—	—	—	—	2,703
Net income/(loss)(5)	35,811	31,424	10,863	5,439	(181,831)
COMMON STOCK DATA
Net income/(loss) per share:
— Basic	$0.61	$0.53	$0.18	$0.09	$(3.08)
— Diluted	$0.60	$0.53	$0.18	$0.09	$(3.08)

Weighted average shares and equivalents outstanding
— Basic	59,109	59,076	59,037	59,004	59,017
— Diluted	59,402	59,183	59,070	59,025	59,017
FINANCIAL POSITION
Cash and cash equivalents	$815	$5,875	$4,173	$354	$7,105
Working capital	32,353	40,305	26,755	34,230	25,097
Total assets	244,502	239,353	222,954	229,560	63,010
Total debt(6)	140,189	103,689	76,392	75,142	—
Liabilities subject to compromise	—	—	—	—	95,180
Total stockholders’ equity/(deficit)	96,382	127,800	137,970	143,246	(37,897)

OTHER DATA
Gross profit margin	58.9%	63.3%	60.6%	58.1%	48.9%
Operating income/(loss) margin	40.3%	42.1%	23.9%	13.0%	(6.6)%
Depreciation and amortization(7)	$3,238	$2,121	$2,723	$2,168	$3,815
Capital expenditures	5,813	12,645	5,049	15,286	989

(1)          The increase from 2002 to 2003 was largely the result of $5.2 million in operational expenses associated with the national sales force, $4.5 million in operational costs at Boyds Bear Country™ - Gettysburg, and a $1.8 million charge for the change in our Chief Executive Officer.

The increase from 2003 to 2004 was largely the result of $2.4 million in pre-opening and operational costs for Boyds Bear Country™ — Pigeon Forge, $ 1.1 million relating to executive departures, $0.8 million relating to restructuring  of the sales force and the Company’s international  operations.

(2)          The impairment of assets/goodwill includes a $1.9 million charge for impairment of assets related to Myrtle Beach, SC, Branson, MO and our Dutch subsidiary and a $2.6 million charge for goodwill impairment associated as a result of two prior acquisitions.

(3)          Interest expense also includes amortization of debt issuance costs.

(4)          Reorganization items represent items of income and expense that are realized or incurred by Boyds because it is in the reorganization under Chapter 11 of the U.S. Bankruptcy Code.

(5)          The Net Loss in 2005 was significantly impacted by the additional valuation allowance recorded for the Company’s deferred tax asset in the amount of $172.1 million.

(6)          The decrease in debt is the result of the outstanding amounts being reclassified as a liability subject to compromise on the balance sheet as of December 31, 2005 in accordance with Statement 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”.

(7)          Depreciation expense includes depreciation on fixed assets and amortization includes amortization on intangibles and debt issuance costs.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

In 2005, the Company saw its net sales decline by 24% while it posted a net loss of $182 million. While the Company has made some progress in attracting newer larger accounts this was not sufficient to offset the decline in its core independent retailers and its legacy national accounts. These declines were due to the continued loss of foot traffic independent retailers and the slowing of collecting among their consumers. On the retail side of the business, the Company’s two “big box” locations, Gettysburg and Pigeon Forge, significantly underperformed as compared to the Company’s expectations. Traffic to the two locations was below plan. This poor performance was caused by slower traffic to each market and the Company’s inability to drive traffic via its marketing plans. Due to this underperformance, the Company has chosen not to proceed with the expansion of this retail format, and, has taken a $1.9 million charge to impair the assets on the books relating to its two future sites of Myrtle Beach, South Carolina and Branson, Missouri. In January 2006, the Company filed for bankruptcy in the Dutch court for its Dutch subsidiary and took a $0.6 million charge associated with the subsidiary in 2005.

In response to the changing significant decline in sales and losses, the Company implemented various cost savings initiatives in late 2004 and 2005.  These programs included reductions in the Company’s work force, including the reduction of the Company’s Field Sales Team, the waiver of the management fee paid to KKR, reduction in the use of outside services, and operational efficiency changes. These costs savings were partially offset by the additional costs associated with the Company’s second retail location in Pigeon Forge, Tennessee.  Despite these cost savings initiatives the Company reported $5.2 million of losses from operations in Fiscal 2005.

In February of 2005, the Company replaced its expiring senior secured debt with a New Credit Agreement. Due to the Company’s poor financial performance in the most recent years, the new agreement carried with it much higher interest rates and restrictive covenants. Separately, in August of 2005, the original holders of this credit agreement transferred their position to new Senior Secured holders.

In October of 2005, the Company received notification from the NYSE that the trading of its stock, FOB, would be suspended due to not meeting several of the exchanges trading requirements. Additionally, in October of 2005 the Company filed for chapter 11 protection under the US Bankruptcy Code in response to its inability to meet certain financial covenants in its New Credit Agreement. Relating to the Chapter 11 filing the Company was able to secure “debtor in possession” (DIP) financing through its current Senior Secured Creditors. Through the end of March 2006 the Company has not utilized this facility. Due to the

Chapter 11 filing the Company has seen many of its terms with vendors change to more accelerated terms and its has been required to cash collateralize all of its letters of credit which is utilizes to purchase product.

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2003, 2004 and 2005, respectively, has been derived from and should be read in conjunction with the consolidated financial statements, included elsewhere in this annual report.

General

Boyds is a domestic designer, importer and distributor of branded, high-quality, handcrafted collectibles and other specialty giftware products. Boyds sells its products primarily through an extensive network of approximately 11,000 store locations comprised of independent gift and collectibles retailers, premier department stores, selected catalogue retailers and other electronic and retail channels. Boyds also sells its products directly to consumers through its three retail locations Boyds Bear Country™ - Gettysburg, Boyds Bear Country™ - Pigeon Forge, and My Boyds Bear at FAO Schwarz.

Boyds’ product lines include plush animals, resin figurines, and others. The following table sets forth Boyds’ plush animals, resin figurines, dolls, villages and other product sales and their percentage of Boyds’ net sales for the last three fiscal years ended December 31, 2003, 2004 and 2005:

	Year Ended			Year Ended
	December 31,			December 31,
	2003	2004	2005	2003	2004	2005
	(dollars in millions)

Plush animals	$64.3	$63.1	$49.0	56.9%	60.8%	62.3%
Resin figurines	31.6	26.4	17.2	28.0%	25.5%	21.9%
Other	17.1	14.2	12.4	15.1%	13.7%	15.8%
Net sales	$113.0	$103.7	$78.6	100.0%	100.0%	100.0%

The most important categories within the plush product line are the dressed animals in the T. J.’s Best DressedTM collection, introduced in 1992, and the other custom-designed plush animals. Boyds began selling non-dressed plush animals in 1982 and has since introduced product collections which currently include Baby Boyds™, J. B. Bean & Associates™, the Archive Collection™, and Huggle-Fluffs™. Introduced in May 2003, Boyds Super Duper Bear Factory, enables the consumer to choose the “skin” of the desired animal, fill the animal with specially colored beans and bring it to life with a “magic” bean. After the animal comes to life, they may then choose a special outfit for it to wear and the child can take their animal in their very own Boyds Big Barn box.

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

The financial statements have been prepared on a “going concern” basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and do not include possible impacts arising in respects of the Cases. The consolidated financial statements included elsewhere in this Report do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders’ equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the condensed financial statements included elsewhere in this Report.

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

•                  As of December 31, 2005, the Company has set up a valuation allowance of $177 million for the amount of its deferred tax assets, consisting of tax carry forwards that will begin to expire in 2023 until the end of 2033. The recovery of the deferred income tax assets in contingent upon applicable tax laws and realization of these deferred tax assets. This valuation allowance results from estimates by management of future taxable income in each of the federal, state, and foreign tax jurisdictions during the carry forward period and the conclusion by management that it is no longer more likely than not that this amount of deferred tax assets will be realized under the criteria of SFAS No. 109, “Accounting for Income Taxes”.

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

•                  Under the requirements of Statement of Financial Accounting Standards (“SFAS”) Nos.142 Goodwill and Other Intangible Assets, and 144 Accounting for the Impairment and Disposal of Long-Lived Assets, Boyds assesses the potential impairment of identifiable intangibles  and acquired goodwill on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable and assesses potential impairment on long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing these evaluations, the Company evaluates current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions.

Boyds’ accounting policies are more fully described in Item 8 — Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 2.

Factors Which Affect Boyds’ Results of Operations

Seasonality

Boyds recognizes revenues throughout the year and generally ships merchandise on a first-in, first-out basis. Approximately 58% of revenues are recorded between May and October in anticipation of the holiday season while approximately 42% of revenues are recorded between November and April. Boyds does not have the significant seasonal variation in its revenues that it believes is experienced by many other giftware, collectibles or retail companies.

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

Results of Operations

For the period subsequent to the petition date, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Interest has not been accrued on debt subject to compromise subsequent to the petition date. Reorganization items include the expenses, realized gains and loss resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Company’s consolidated statement of operations. Cash used for reorganization items is disclosed separately in the consolidated statement of cash flows, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 bankruptcy proceeding, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties that have not been reflected in the consolidated financial statements.

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

Boyds’ gross profit margins may not be comparable to the gross profit margins of certain other entities due to the classification of certain costs. Boyds includes items such as purchasing and receiving costs, internal transfer costs, and the costs of its distribution network in cost of goods sold. Boyds includes its inspection costs in selling, general and administrative (“SG&A”) expenses. Other entities may classify their expenses differently, these expenses were $0.6 million, $0.5 million, and $0.4 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, Boyds records amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling as cost of goods sold.

Other income consists of interest income and exchange rate gain/loss.

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2003	2004	2005
Net sales	100.0%	100.0%	100.0%
Gross profit	60.6%	58.1%	48.9%
Selling, general and administrative expenses	36.7%	45.1%	49.8%
Impairment of Assets	0.0%	0.0%	2.4%
Impairment of Goodwill	0.0%	0.0%	3.3%
Income/(loss) from operations	23.9%	13.0%	(6.6)%
Other income	0.1%	0.6%	1.4%
Interest expense	4.9%	4.4%	12.2%
Reorganization expenses	0.0%	0.0%	3.4%
Provision for income taxes	9.5%	3.9%	210.6%
Net income (loss)	9.6%	5.3%	(231.4)%

Fiscal Year Ended December 31, 2005 vs. Fiscal Year Ended December 31, 2004

Net sales— Net sales decreased $25.1 million, or 24%, to $78.6 million in the twelve months of 2005 from $103.7 million for the twelve months of 2004. Sales of Boyds’ plush products decreased $14.1 million, or 22%, resin product sales decreased $9.2 million, or 35%, and other product sales decreased $1.8 million, or 13%. As a percentage of net sales for the twelve months, plush represented 62%, resin products represented 22%, and other products represented 16%.

Wholesale net sales in the twelve months declined $31.8 million, or 36%, to $56.2 million in 2005 from $88.0 million in 2004. Full year wholesale net sales were impacted by the continued decline in collectible market and reduction in the number of retailers and reduced demand by a select number of larger retailers stemming from the Company’s Chapter 11 filing, both of which were partially offset by sales increase in our successful Holiday sales program.

Retail net sales increased to $6.7 million, or 43%, to $22.4 million for the twelve months of 2005 from $15.7 million in 2004. The increase in total retail sales can be attributed to the sales from the Company’s second retail store in Pigeon Forge, Tennessee which opened in November of 2004. Comparable store (Gettysburg) net sales decreased $1.4 million, or 10%, to $12.6 million for the full year 2005 as compared to $13.9 million for the full year 2004. The reduction in comparable sales for 2005 can be attributed to the lower visitor traffic to the Gettysburg store in 2005 due to poor first quarter weather and ineffective marketing efforts.

Gross profit - Gross profit decreased $21.8 million, or 36%, to $38.4 million in the twelve months of 2005 from $60.3 million for the twelve months of 2004. Gross profit as a percentage of net sales decreased to 49% for the twelve months of 2005 as compared to 58% for 2004. The dollar decline was primarily attributable to the decline in sales volume, increased product costs relating to increases in the cost of oil used in the products, and an increase in the inventory obsolescence reserve of the Company relating to excess inventories, which were partially offset by an adjustment to the Company’s inventory capitalization. Wholesale gross profit decreased by $25.3 million, or 51%, to $23.3 million in 2005 from $48.7 million in 2004.

Retail gross profit increased by $3.5 million, to $15.1 million in 2005 from $11.6 million in the twelve months of 2004. Gross profit was positively impacted opening of the Company’s new retail location in Pigeon

Forge, Tennessee in November of 2004 and was negatively impacted by the reduced comparable store sales and increased  product costs relating to increases in the cost of oil used in the products.

Selling, General & Administrative Expenses (“SG&A”)- SG&A expenses decreased by $7.7 million, or 16%, to $39.2 million in the twelve months of 2005 from $46.8 million for the twelve months of 2004. SG&A as a percent of net sales increased to 50% for the twelve months from 45% for the same period in 2004. The dollar decrease can be attributed to the cost savings initiatives that the Company instituted in late 2004 and the first quarter of 2005.

Impairment of Assets - As a result of the Company deciding not to pursue its “big box” retail strategy it impaired assets relating to two properties; Myrtle Beach, South Carolina and Branson, Missouri totaling $1.9 million in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In January 2006, the Company has chosen to close its wholesale operations in the Netherlands, and, has taken a $0.1 million charge to impair the assets on the books relating to this subsidiary in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Impairment of Goodwill — In the first quarter of 2005, the Company recorded an impairment totaling $2.6 million relating to the goodwill on its books which was established as a result of two acquisitions it had made in accordance with SFAS No. 142, “Goodwill and Other Intangibles”.

Reorganization Items -  Reorganization items of $2.7 million represent items of income and expense that are realized or incurred by Boyds because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Income from operations - Income from operations declined $18.6 million to net loss of $5.2 million in 2005 from $13.4 million in 2004. Income from operations as a percentage of net sales declined to a net loss of 7% in 2005 from 13% in 2004.

Total interest expense - Total interest expense increased $5.0 million, or 110% to $9.6 million in the twelve months of 2005 from $4.6 million for the twelve months of 2004. The dollar increase was due to the increase in the amount of debt outstanding and the increase in the rate of borrowing as a result of the New Credit Agreement that was entered into in February of 2005.

Income taxes - Income tax expense increased $161.4 million to $165.4 million in the twelve months of 2005 from $4.0 million for the twelve months of 2004. The provision was impacted by the recording of a $172.1 million additional valuation allowance against the remaining amount of its deferred tax assets. This valuation allowance results from estimates by management of future taxable income in each of the federal, state, and foreign tax jurisdictions during the carryforward period and the conclusion by management that it is no longer more likely than not that this amount of deferred tax assets will be realized under the criteria of SFAS No. 109, “Accounting for Income Taxes.

Net Loss — Net Loss declined $187.3 million to $181.8 million in the twelve months of 2005 from $5.4 million for the twelve months of 2004.

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

Selling, General & Administrative Expenses (“SG&A”)- SG&A expenses increased $5.3 million, or 13%, to $46.8 million in the twelve months of 2004 from $41.5 million for the twelve months of 2003. SG&A as a percent of net sales increased to 45% for the twelve months from 37% for the same period in 2003. The dollar increase can be attributed to the $2.4 million in pre-opening and operating costs for Boyds Bear CountryTM — Pigeon Forge, and $1.6 million in call center expenses, which were partially offset by the $1.8 million charge for the change in our Chief Executive Officer which occurred in 2003. Additionally, the dollar increase can be attributed to restructuring charges that the Company incurred in 2004, including $1.1 million relating to executive departures and $0.8 million restructuring of the sales force and the Company’s international operations.

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

Net Income — Net Income declined $5.5 million to $5.4 million in the twelve months of 2004 from $10.9 million for the twelve months of 2003.

Liquidity and Capital Resources

Boyds’ primary sources of liquidity are cash flow from operations and borrowings under its credit agreement, which includes a revolving credit facility. For the full year cash used in operations was approximately $3.3 million. The Company increased its debt obligations by approximately $15.8 million.

Our Credit Agreement contains customary covenants, including covenants that restrict the Company’s ability to incur additional indebtedness, make capital expenditures, pay dividends on and redeem capital stock, make other restricted payments, make investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its asset. The Credit Agreement also requires the Company to maintain specified financial ratios. On October 3, 2005, in connection with potential defaults on its senior secured credit agreement, we entered into a waiver agreement with our lenders. This waiver agreement provided for, among other things, the lenders’ forbearance from exercising contractual remedies under our credit agreement on account of existing defaults through October 16, 2005. On October 16, 2005, the Company filed for bankruptcy. (See Note 1)

Based on the default that has occurred under the credit agreement and notes all amounts have been deemed to be due and payable now.

On February 23, 2005, the Company entered into a new credit agreement and used the proceeds to extinguish the Tranche A term loan and the Revolver. The new credit agreement and revolver have no scheduled payments until maturity in February, 2008.

Operating Activities

Cash provided by operating activities decreased $16.2 million, or 125% to a negative $3.3 million in 2005 from $12.9 million in 2004. The cash flow decrease was primarily attributable to the continued decline in sales.

Cash provided by operating activities decreased $18.4 million, or 59% to $12.9 million in 2004 from $31.3 million in 2003. The cash flow decrease was primarily attributable to the decrease in net income as well as an increase in inventory as a result of the Company’s second retail store in Pigeon Forge, Tennessee.

Investing Activities

Capital and investment expenditures totaled $1.0 million in 2005. The decline is due to no additional constructions costs relating to the Boyds Bear CountryTM  — Pigeon Forge, Tennessee and Myrtle Beach locations. The Company does not expect to incur significant capital expenditures in the next year, due to covenant restrictions contained within the credit facility.

Capital and investment expenditures totaled $15.3 million in 2004 of which $13.2 million was a result of construction costs relating to Boyds Bear CountryTM        - Pigeon Forge, which opened in November 2004.

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

The New Credit Agreement contains a revolving credit facility with capacity of up to $20.0 million and a new term loan of $45.0 million. During 2005 the Company utilized $11.5 million of this revolving facility. Borrowings under the New Credit Agreement bear interest at a rate per annum, equal to a margin over either a base rate, which is the higher of the prime lending rate or 0.50% above the federal funds effective rate, plus 9.50% or LIBOR plus 11.00%.

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

The credit agreement contained customary covenants, including covenants that restrict the Company’s ability to incur additional indebtedness, make capital expenditures, pay dividends on and redeem capital stock, make other restricted payments, make investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its asset. The Credit Agreement also requires the Company to maintain specified financial ratios. On October 3, 2005, in connection with expected defaults on its senior secured credit agreement, we entered into a waiver agreement with our lenders. This waiver agreement provided for, among other things, the lenders’ forbearance from exercising contractual remedies under our credit agreement on account of existing defaults through October 16, 2005. On October 16, 2005, the Company filed for bankruptcy. (See Note 1)

On February 17, 2000, Boyds announced that its Board of Directors had approved the repurchase of 3.0 million shares of the Company’s common stock. As of September 30, 2005, Boyds had repurchased 344,730 shares of common stock pursuant to the stock repurchase program for an aggregate amount of approximately $1 million. These repurchases were financed out of operating cash flow. Any future repurchases under this program are limited by the New Credit Agreement to an aggregate amount not to exceed $1.0 million.

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

Contractual Obligations

The following table summarizes maturities both subject to compromise and not subject to compromise for our significant financial obligations as of December 31, 2005.

	Contractual Cash Obligation Payments Due by Period
As of December 31, 2005	2006	2007	2008	2009	2010	Thereafter	Total
(Dollars in millions)

Tranche term A loan due 2008 (1)(2)	$45.0	$—	$—	$—	$—	$—	$45.0
Revolver (1)(2)	11.5	—	—	—	—	—	11.5
9% Senior subordinated notes due 2008 (1)	34.4	—	—	—	—	—	34.4
Operating leases (1)	1.2	0.8	0.8	0.7	0.2	2.1	5.8
Total	$92.1	$0.8	$0.8	$0.7	$0.2	$2.1	$96.7

(1)          Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Boyds in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Boyds continues business operations as debtor-in-possession. These estimated claims are reflected in the December 31, 2005 Statement of Consolidated Financial Position as Liabilities Subject to Compromise. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, proofs of claim or other events.

(2)          On February 23, 2005, the Company entered into a new $45 million credit agreement (the “New Credit Agreement”) and used the proceeds to extinguish the Credit Agreement including the Term Loan of $28 million and the outstanding Revolver of $12.75 million. The New Credit Agreement contains a Revolving Loan Facility up to $20 million and a Term Loan of $45 million. The New Credit Agreement has an interest rate of either a base rate, which is the higher of the prime lending rate or 0.50% above the federal funds effective rate, plus 9.50% or LIBOR plus 11.00%. At December 31, 2005, the lower of those rates was 16.79% which includes an additional 2.0% for being in default of the financial covenants. The Company incurred approximately $3.6 million of deferred costs associated with this transaction. The New Credit Agreement requires no scheduled principal payments until the entire outstanding amount of debt is required to be repaid at maturity in February, 2008. There are certain prepayment penalties for amounts paid on the Term Loan and Revolver prior to maturity.

Off Balance Sheet Agreements

Commitments to purchase products for resale are not included in the preceding table. Boyds had $1.6 million in letters of credit outstanding with vendors for orders placed at December 31, 2005, all letters of credit are required to be fully cash collateralized in accordance with the DIP credit facility.

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

Boyds faces interest rate risk exposure in relation to its outstanding debt of $90.9 million at December 31, 2005. Of this amount, $56.5 million under the New Credit Agreement is subject to interest rate fluctuations. A hypothetical 2% change in interest rates applied to the fair value of debt would have a $1.1 million impact on earnings or cash flows of the Company. During bankruptcy the Company is not paying or recording any interest expense.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders’ Equity (Deficit)
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Financial Statement Schedule - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Boyds Collection, Ltd.
McSherrystown, Pennsylvania

We have audited the accompanying consolidated balance sheets of The Boyds Collection, Ltd. (Debtors-in-Possession) (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company, at December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status of priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company’s losses from operations and shareholders deficit raises substantial doubt about its ability to continue as a going concern. Management’s plan concerning these matters are discussed in Note 1.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Baltimore, Maryland
June 8, 2006

THE BOYDS COLLECTION, LTD.
(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$354	$7,105
Restricted cash	—	1,600
Accounts receivable, less allowance for doubtful accounts of $2,390 and $1,956 in 2004 and 2005, respectively	8,581	7,312
Inventory - primarily finished goods, less allowance for obsolete inventory of $2,719 and $5,747 in 2004 and 2005, respectively	13,462	12,292
Inventory in transit	2,666	1,433
Other current assets	854	1,082
Deferred income taxes	19,485	—
Total current assets	45,402	30,824

PROPERTY AND EQUIPMENT - NET	35,081	31,727
OTHER ASSETS:
Deferred debt issuance costs	645	—
Deferred income taxes	145,435	—
Other assets	2,997	459
Total other assets	149,077	459

TOTAL ASSETS	$229,560	$63,010

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES:
Accounts payable	$4,420	$1,820
Accrued expenses	5,708	3,440
Income taxes payable	474	467
Interest payable	570	—
Total current liabilities	11,172	5,727

LONG TERM DEBT OBLIGATIONS	75,142	—

TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE	86,314	5,727

LIABILITIES SUBJECT TO COMPROMISE (Notes 3 and 10)	—	95,180

COMMITMENTS AND CONTINGENCIES (Notes 7, 8, and 12)
STOCKHOLDERS’ EQUITY/(DEFICIT):
Capital stock (61,838 shares issued at December 31, 2004 and 2005, respectively) and paid-in capital in excess of par	(41,221)	(41,838)
Accumulated other comprehensive income(loss)	(407)	249
Retained earnings	212,312	30,481
Less: Treasury shares at cost (2,834 at December 31, 2004 and 2,784 at December 31, 2005)	(27,438)	(26,789)
Total stockholders’ equity/(deficit)	143,246	(37,897)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$229,560	$63,010

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2003	2004	2005
	(in thousands, except per share data)

NET SALES	$113,037	$103,714	$78,559
COST OF GOODS SOLD	44,555	43,458	40,144
Gross profit	68,482	60,256	38,415
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	41,507	46,825	39,152
IMPAIRMENT OF ASSETS	—	—	1,880
IMPAIRMENT OF GOODWILL	—	—	2,600
INCOME/(LOSS) FROM OPERATIONS	26,975	13,431	(5,217)
OTHER INCOME(EXPENSE)
Other income	140	585	1,085
Interest expense, contractual interest for 2005 was $11.0 million	(4,821)	(4,234)	(8,294)
Amortization of deferred debt issuance costs	(732)	(316)	(1,282)
Reorganization items, net	—	—	(2,703)

INCOME/(LOSS)
BEFORE INCOME TAXES	21,562	9,466	(16,411)
PROVISION FOR INCOME TAXES	10,699	4,027	165,420
NET INCOME/(LOSS)	$10,863	$5,439	$(181,831)

EARNINGS PER SHARE:
Basic Earnings Per Share
Net Income/(Loss)	$0.18	$0.09	$(3.08)

Diluted Earnings Per Share
Net Income/(Loss)	$0.18	$0.09	$(3.08)

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock		Common Stock	Accumulated
	Shares		and Paid-in	Other			Total	Other
	Issued And	Treasury	Capital in	Comprehensive	Retained	Treasury	Stockholders’	Comprehensive
	Outstanding	Stock	Excess of Par	Income	Earnings	Stock	Equity/(Deficit)	Income
	(in thousands)
BALANCE, JANUARY 1, 2003	61,838	2,727	$(41,221)	$(50)	$196,010	$(26,939)	$127,800
Issuance of common stock		(105)				452	452
Repurchase of common stock		212				(951)	(951)
Other comprehensive income:
Foreign currency translation				(194)			(194)	(194)
Net income					10,863		10,863	10,863
Comprehensive income	—	—	—	—	—	—	—	$10,669
BALANCE, DECEMBER 31, 2003	61,838	2,834	$(41,221)	$(244)	$206,873	$(27,438)	$137,970
Issuance of common stock	—
Foreign currency translation				(163)			(163)	(163)
Net income					5,439		5,439	5,439
Comprehensive income	—	—	—	—	—	—	—	$5,276
BALANCE, DECEMBER 31, 2004	61,838	2,834	$(41,221)	$(407)	$212,312	$(27,438)	$143,246
Issuance of common stock		(50)	(617)			649	32
Other comprehensive income:
Foreign currency translation				656			656	656
Net income					(181,831)		(181,831)	(181,831)
Comprehensive income	—	—	—	—	—	—	—	$(181,175)
BALANCE, DECEMBER 31, 2005	61,838	2,784	$(41,838)	$249	$30,481	$(26,789)	$(37,897)

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2004	2005
	(in thousands)
OPERATING ACTIVITIES:
Net income/(loss)	$10,863	$5,439	$(181,831)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,991	1,852	2,533
Amortization and write off of deferred debt issuance costs	732	316	1,282
Gain/(Loss) on sale of equipment	(2)	70	—
Tax benefit from exercise of stock options	—	—	(33)
Deferred taxes	14,265	4,124	164,920
Impairment of assets/goodwill	—	8	4,480
Non-cash stock compensation	—	—	14
Bad debt expense	343	(744)	(382)
Changes in assets and liabilities:
Accounts receivable - net	1,972	337	1,651
Inventory	(180)	(4,058)	1,170
Inventory in transit	(487)	987	1,233
Other current assets	94	78	(228)
Other assets	(234)	(73)	(133)
Accounts payable	(55)	1,906	1,885
Income taxes receivable/payable	1,252	2,438	(7)
Accrued expenses	1,112	256	120
Interest payable	(203)	(56)	1,952
Other liabilities	(126)	—	—
Net cash provided by/ (used in) operating activities before reorganization items	31,337	12,880	(1,374)
Professional fees waived in connection with Chapter 11 proceedings	—	—	(330)
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	—	—	(1,611)
Net cash provided by (used in) operating activities	31,337	12,880	(3,315)

INVESTING ACTIVITIES:
Increase in restricted cash	—	—	(1,600)
Purchase of property and equipment	(5,049)	(15,286)	(989)
Net cash used in investing activities	(5,049)	(15,286)	(2,589)

FINANCING ACTIVITIES:
Net Borrowings/(Payments) on credit agreement, “Revolver”	—	12,750	(12,750)
Payment on credit agreement, “Term Loan”	(27,297)	(14,000)	(28,000)
Borrowings from credit agreement, “New Term Loan”	—	—	45,000
Net Borrowings from credit agreement, “New Revolver”	—	—	11,500
Deferred debt issuance costs	—	—	(3,802)
Sale of common stock (net of related fees and expenses)	430	—	—
Exercise of stock options	22	—	51
Repurchase of common stock	(951)	—	—
Net cash provided by (used in) financing activities	(27,796)	(1,250)	11,999

Effect of exchange rate changes on cash	(194)	(163)	656
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,702)	(3,819)	6,751
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,875	4,173	354
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,173	$354	$7,105

CASH PAID DURING THE PERIOD FOR INTEREST	$5,024	$4,290	$6,342

See notes to consolidated financial statements.

THE BOYDS COLLECTION, LTD.
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2003, 2004 and 2005

1. GENERAL

The Boyds Collection, Ltd., (“Boyds” or the “Company”) operates in two segments which consist of the Company’s wholesale gift business and the Company’s retail gift/entertainment business. The Company operates three retail locations Boyds Bear Country™ - Gettysburg, Boyds Bear Country ™ - Pigeon Forge, and My Boyds Bear at FAO Schwarz. These retail stores are being used to generate income and expand the brand awareness and image of Boyds. Substantially all of the Company’s products are sourced from foreign manufacturers in China through buying agencies.

The Company operates international subsidiaries in Canada and the United Kingdom. Neither of these entities have been included in the Chapter 11 filing and condensed combined financial statements of the entities in the reorganization proceedings have been omitted.

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

On October 16, 2005, pursuant to authorization from the Court, we entered into an $8 million DIP credit facility. This DIP facility consists of an $8 million revolver facility which includes access for $3.5 million worth of commercial letters of credit. The letters of credit are required to be fully cash collateralized. The DIP facility limits the amount of capital expenditures during its term to $250,000.   As of December 31, 2005 Boyds has not borrowed any amounts against the DIP facility

As a consequence of our bankruptcy filing, pending litigation against us is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the Court. February 14, 2006, was the deadline for claimants to file claims arising prior to our bankruptcy filing. Differences between claim amounts identified by us and claims filed by claimants will be investigated and resolved in connection with our claims resolution process, and only holders of claims that are ultimately allowed for purposes of our bankruptcy will be entitled to distributions. Since the settlement of terms of allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to the allowed claims is not presently ascertainable.

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

The Plan has been approved by the necessary constituencies and remains subject to approval by the Court. We cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court or be consistent with the terms of the Plan and Disclosure Statement.

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

•      If the non-qualifying holders  vote to reject the Plan, then each such holder  shall receive cash in the amount of 2.0% of the allowed amount of their notes , to be paid, if at all, on the date upon which a Future Transaction is consummated.

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

Going Concern

Boyds is currently operating under Chapter 11 of the U.S. Bankruptcy Code and continuation of Boyds as a going concern is contingent upon, among other things, Boyds ability to (i) comply with the terms and conditions of its DIP financing; (ii) obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (iii) return to profitability; (iv) generate sufficient cash flows from operations; and (v) obtain financing sources to meet Boyds future obligations. These matters create substantial doubt about Boyds ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Additionally, a plan of reorganization could materially change amounts reported in the consolidated financial statements, which do no give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11 bankruptcy.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation — For the period subsequent to the petition date, the accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Interest has not been accrued on debt subject to compromise subsequent to the petition date. Reorganization items include the expenses, realized gains and loss resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Company’s consolidated  statement of operations. Cash used for reorganization items is disclosed separately in the consolidated statement of cash flows, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 bankruptcy proceeding, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties that have not been reflected in the consolidated financial statements.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Boyds and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information. Estimates are adjusted when necessary to reflect actual experience. Significant estimates in the financial statements include restructuring reserves, allowance for doubtful accounts receivable, net realizable value of inventories, income taxes and tax valuation reserves, estimates of future cash flows associated with asset impairments, and useful lives for depreciation and amortization. Actual results, particularly with respect to those matters affected by the Chapter 11 bankruptcy proceedings, could materially differ from those estimates.

Revenue Recognition— For the wholesale business, Boyds records sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, items are shipped and the collectibility of the resulting receivable is reasonably assured. For the retail business, Boyds recognizes sales upon customer receipt of the merchandise. The most significant financial statement line item, net sales, represents transactions consistent with Boyds’ primary business focus and meets the criteria of Staff Accounting Bulletin No. 104, including the transfer of title, reasonable collectibility, and identified customer.

Cash and Cash Equivalents—Boyds considers all short-term interest-bearing investments other than restricted cash with original maturities of three months or less to be cash equivalents.

Restricted Cash — Boyds in accordance with the DIP credit facility is required to cash collateralize all letters of credit, these amounts are classified as restricted cash.

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

Goodwill—Goodwill is not amortized , but instead, reviewed for impairment and written down with a resulting charge to the statements of income in the period in which the recorded value of goodwill exceeds its fair value. Boyds performs its annual test for indication of impairment as of January 1 each year. Fair value is determined based on the discounted cash flow method. There was no impairment charge in the years ended December 31, 2003 and 2004. On January 1, 2005, the Company tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit  As a result of the Company’s impairment test completed in the first quarter of 2005, the Company recorded an impairment loss of $2.6 million to reduce the carrying value of goodwill to zero. The impairment was caused by a continued decline in wholesale sales and results.

Deferred Debt Issuance Costs—Boyds amortizes deferred debt issuance costs using the interest method over the life of the debt. Upon retiring debt, unamortized deferred debt issuance costs are recognized in the amortization of deferred debt issuance costs line item within the consolidated statements of income. As of December 31, 2005, Boyds has reclassified the outstanding amount of deferred debt issuance costs to liabilities subject to compromise in accordance with Chapter 11 of the U.S. Bankruptcy Code (Note 3).

Impairment of Long-Lived Assets—Boyds reviews the recoverability of its long-lived and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on Boyds’ ability to recover the carrying value of the asset. The measurement of impairment requires management to use estimates of expected future cash flows. In 2005, the Company recorded an asset impairment charge of $1.9 million. This charge was attributable to the investment that the Company had made in two retail properties, Myrtle Beach, South Carolina and Branson, Missouri in anticipation of its retail expansion in each site and the Company’s decision to file bankruptcy for its Dutch subsidiary.  No impairment was recorded in 2003 and 2004.

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

Selling, General and Administrative Costs —The Company includes its inspection costs in selling, general and administrative expenses. Other entities may classify their expenses differently. The amount of this type of cost included in selling, general and administrative expenses was $0.4 million, $0.5 million, and $0.6 million for the years ended  December 31, 2003, 2004 and 2005, respectively. The Company capitalizes certain warehousing costs associated with inventory. These would include warehouse labor and related payroll taxes, rent, depreciation, packing supplies, utilities and customs duty. The amounts capitalized for the years ended  December 31, 2003, 2004 and 2005 were $1.6 million, $1.3 million and $1.2 million, respectively.

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

Stock-Based Compensation— At December 31, 2005, Boyds had various stock-based employee compensation plans, which are described more fully in Note 14. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method as prescribed by Accounting Principles Board “APB” opinion 25, “Accounting for Stock Issued to Employees”. Boyds has adopted the disclosure only provision of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS No. 148”) an amendment of SFAS No. 123; therefore no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s stock plan, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and net income per common share would have approximated the pro forma amounts indicated below:

	Year Ended December 31
	2003	2004	2005
	(in thousands except per share amounts)
Net income/(loss), as reported	$10,863	$5,439	$(181,831)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,105	1,719	1,732

Pro forma net income/(loss)	$7,758	$3,720	$(183,563)

Earnings per share:
Basic—as reported	$0.18	$0.09	$(3.08)
Basic—pro forma	$0.13	$0.06	$(3.11)

Diluted—as reported	$0.18	$0.09	$(3.08)
Diluted—pro forma	$0.13	$0.06	$(3.11)

Following the effective date of our plan of reorganization, we expect to issue new common stock to replace the existing stock. Due to this new stock issuance there may be an impact to the Company’s EPS.

Pro forma information regarding net income and earnings per common share has been estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	2003	2004	2005

Weighted average risk free interest rate	3.7%	4.3%	4.5%
Volatility	66.0%	64.8%	96.8%
Dividend yield	0.0%	0.0%	0.0%
Expected life in years	6.5	6.5	6.5

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

The Company’s wholesale business designs, imports, and distributes resin figurines and plush animals via a global network of independent retailers and distributors.  The Company’s retail operation sells resin figurines, plush animals and a unique entertainment experience directly to the end consumer. In September 2002, Boyds Bear Country™ - Gettysburg store opened in Gettysburg, Pennsylvania, Boyds Bear Country ™ - Pigeon Forge store opened in November of 2004 in Pigeon Forge, Tennessee, and in November 2005 the Company opened My Boyds Bear at FAO Schwarz in New York, New York. These retail stores are being used to generate income and expand the brand awareness and image of Boyds. In addition, less than 3% of total revenue is derived from customers outside the United States and substantially all long-lived assets are located in the United States. No customer represents more than 10% of total revenue.

	For the Twelve Months Ended, December 31,
	2004			2005
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
	(in thousands)
Sales	$88,028	$15,686	$103,714	$56,166	$22,393	$78,559
Gross Profit	48,683	11,573	60,256	23,364	15,051	38,415
SG&A	36,437	10,388	46,825	26,202	12,950	39,152
Impairment of Assets	—	—	—	140	1,740	1,880
Impairment of Goodwill	—	—	—	2,600	—	2,600
Income from Operations(Loss)	$12,246	$1,185	$13,431	$(5,578)	$361	$(5,217)

Total Assets	$198,210	$31,350	$229,560	$29,786	$33,224	$63,010
Capital Expenditures	279	15,007	15,286	289	700	989
Depreciation & Amortization	934	918	1,852	854	1,679	2,533

Concentration of Suppliers— Substantially all of the products that Boyds sells are purchased through two independent buying agencies.

Earnings Per Share—Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Except where the result would be anti-dilutive, diluted net income per share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding including potential common shares from the exercise of stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the income and net income available to common stockholders:

	December 31,
	2003	2004	2005
	(in thousands, except share data)

Numerator for basic and diluted earnings per share:
Net income (loss).	$10,863	$5,439	$(181,831)

Denominator:
Denominator for basic earnings per share - weighted average shares	59,037,303	59,004,202	59,016,891

Effect of dilutive securities:
Effect of shares issuable under stock option plans based on treasury stock method	32,229	20,998	122

Denominator for diluted earnings per share - weighted average shares	59,069,532	59,025,200	59,017,013

Certain stock options were not included in the computation of diluted earnings per share for the periods presented since the underlying exercise prices were greater than the average market price of common stock and inclusion would be antidilutive. Not included in the computation of diluted earnings per share were 2.3 million shares, 3.7 million shares, and 5.1 million shares for the years ended December 31, 2003, 2004 and 2005, respectively.

Adopted and Recently Issued Accounting Standards—

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

3. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Boyds in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Boyds continues business operations as debtor-in-possession. These estimated claims are reflected in the December 31, 2005 Statement of Consolidated Balance Sheet as Liabilities Subject to Compromise and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, proofs of claim or other events.

Boyds has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition wages, salaries and other compensation; (ii) employee medical and similar benefits; (iii) reimbursable employee expenses; (iv) insurance premiums; (v) shipping and warehousing charges. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of December 31, 2005.

The liabilities subject to compromise consisted of the following items:

December 31,
2005
(in thousands)

Account payable(a)	$4,485
Accrued interest payable(b)(c)	2,522
Other miscellaneous liabilities	447

Secured term loan due 2008(c)	45,000
Secured revolving credit facility due 2008(c)	11,500
9% senior subordinated notes due 2008(c)	34,392
90,892
Unamortized debt issuance costs	(3,166)
Total long term debt obligations subject to compromise	87,726

Total liabilities subject to compromise	$95,180

(a)             In accordance with the Company’s first day bankruptcy court motion, Boyds settled certain accounts payable liabilities subject to compromise since the initial filing of Chapter 11 as noted above.

(b)            Accrued interest payable represents all unpaid interest payable on debt subject to compromise at December 31, 2005.

(c)             While operating during the Chapter 11 bankruptcy proceedings, Boyds has ceased recording interest on its secured term loan due 2008, secured revolving credit facility due 2008 and 9% senior subordinated notes due 2008. The amount of contractual interest expense not recorded was approximately $2.7 million in 2005.

Reorganization Items, net

Reorganization items, net are presented separately in the Statement of Consolidated Operations and represent items of income and expense that are realized or incurred by Boyds because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Reorganization items, net consisted of the following items:

December 31,
2005
(in thousands)

Professional fees(a)	$2,906
Employee retention costs(b)	127
Other(c)	(330)

Total reorganization items, net	$2,703

(a)          Professional fees represent services provided by debtor and creditor professionals directly related to Boyds reorganization proceedings.

(b)         Employee retention costs  represent costs for certain key employees (“KERP”) as approved by the bankruptcy court

(c)          The other fees represent any pre-petition professional fees for services provided that were waived by those professionals representing Boyds in the reorganization proceedings.

4. PROPERTY AND EQUIPMENT

The components of property and equipment were, as follows:

	December 31,
	2004	2005
	(in thousands)

Land	$3,570	$3,570
Building	28,346	28,729
Equipment	5,407	5,606
Software development costs	2,479	2,479
Leasehold improvements	1,944	1,957
Furniture and fixtures	1,076	1,097
Total	42,822	43,438
Less: accumulated depreciation and amortization	(9,190)	(11,711)
Construction in progress	1,449	0
Total	$35,081	$31,727

Depreciation expense on property and equipment was $2.0 million, $1.9 million and $2.4 million in 2003, 2004 and 2005, respectively.

5. OTHER INCOME

During 2005, the Company received $1.5 million settlement for a copyright infringement case. Other income consists of interest income and exchange rate gain/loss.

6. CONCENTRATION OF CREDIT RISK

Boyds maintains cash balances at several financial institutions located in Pennsylvania. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregated $0.1 million and $8.0 million at December 31, 2004 and 2005, respectively. At December 31, 2004 and 2005, no customer accounted for more than 10% of accounts receivable.

7. LEASE COMMITMENTS

Boyds leases certain office, warehouse and showroom facilities under non-cancelable operating leases. Rent expense amounted to $1.2 million, $1.3 million and $1.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.

At December 31, 2005, the future minimum annual lease commitments for the non-cancelable operating leases, are as follows:

(In millions)

2006	$1.2
2007	0.8
2008	0.8
2009	0.7
2010	0.2
Thereafter	2.1
$5.8

8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 2004, Boyds had letters of credit outstanding under a bank credit agreement amounting to $4.6 million. These letters of credit represent Boyds’ commitment to purchase inventory that is to be produced and/or shipped. At December 31, 2005, the Company had letters of credit outstanding under a bank credit agreement amounts to $1.6 million. In accordance with the DIP, letters of credit are required to be fully cash collateralized at all times as of December 31, 2005.

9. RELATED PARTY TRANSACTIONS

Kohlberg Kravis Roberts & Co. L.P. (“KKR”) representes a 59% and 39% stockholder of Boyds at the end of December 31, 2004 and 2005, respectively. For each of the years ended December 31, 2003, 2004 Boyds paid to KKR approximately $0.4 million for management fees and related expenses. In 2005, KKR waived all management fees. Amounts payable to KKR at December 31, 2004 was $0.1 million.

On October 16, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”), with KKR Fund 1996 L.P. (“KKR”), D.E. Shaw Laminar Portfolios, L.L.C. (the “Buyer”). Pursuant to the Agreement, on October 16, 2005, KKR sold to the Buyer 11,795,725, approximately 20% shares of the Company’s common stock.

Accordingly, D.E. Shaw Laminar Portfolios, L.L.C. (“D.E. Shaw”) represents a 20% stockholder of Boyds and is a majority holder of senior secured debt, approximately $60 million, at the end of December 31, 2005.

10. DEBT OBLIGATIONS

Debt obligations is summarized as follows:

	December 31,
	2004	2005
	(in thousands)

9% Senior Subordinated Notes due May 15, 2008 (the “Notes”)	$34,392	$34,392

Credit Agreement:
Secured Tranche A Term Loan due April 2005 (the “Term Loan”)
Interest based on LIBOR or base rate as defined	28,000	—
Secured revolving credit facility due April 2005 (the “Revolver”)
Interest based on LIBOR or base rate as defined	12,750	—

New Credit Agreement:
Secured Term Loan due February 2008 (the “New Term Loan”)
Interest based on LIBOR or base rate as defined	—	45,000
Secured revolving credit facility due February 2008 (the “New Revolver”)
Interest based on LIBOR or base rate as defined	—	11,500

Sub-total	75,142	90,892

Less: Amounts subject to compromise (Note 3)	—	(90,892)

	$75,142	$—

For the years ended December 31, 2004 and 2005, the weighted average interest rates in effect for the Term Loan were 3.36% and 16.79%, respectively. The weighted average interest rate in effect for the Revolver at December 31, 2004 and 2005  was 3.38% and 17.96%, respectively. In addition, the Term Loan and the Revolver was to mature in April 2005.

On February 23, 2005, the Company entered into a new $45 million credit agreement (the “New Credit Agreement”) and used the proceeds to extinguish the Credit Agreement including the Term Loan of $28 million and the outstanding Revolver of $12.75 million.

The New Credit Agreement contains a New Revolving Loan Facility up to $20 million and a New Term Loan of $45 million. The New Credit Agreement has an interest rate of either a base rate, which is the higher of the prime lending rate or 0.50% above the federal funds effective rate, plus 9.50% or LIBOR plus 11.00%. At December 31, 2005, the lower of those rates was 13.128%. The Company incurred approximately $3.6 million of deferred costs associated with this transaction. The New Credit Agreement requires no scheduled principal payments until the entire outstanding amount of debt is required to be repaid at maturity in February, 2008. There are certain prepayment penalties for amounts paid on the New Term Loan and New Revolver prior to maturity.

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

While operating during the Chapter 11 bankruptcy proceedings, Boyds has ceased recording interest on its secured term loan due 2008, secured revolving credit facility due 2008 and 9% senior subordinated notes due 2008. The amount of contractual interest expense not recorded was approximately $2.7 million in 2005.

On October 3, 2005, in connection with expected defaults on our senior secured credit agreement, we entered into a waiver agreement with our lenders. This waiver agreement provided for, among other things, the lenders’ forbearance from exercising contractual remedies under our credit agreement on account of existing defaults through October 16, 2005.

On October 16, 2005, we and certain of our subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Maryland (the “Court”) (Case Nos. 05-43793; 05-43805; 05-43802; 05-43833; 05-43838; 05-43863; 05-43816; 05-43848; and 05-43857). We have requested joint administration of the cases under the caption “The Boyds Collection, Ltd., Case No. 05-43793.  We will continue to operate our businesses as “debtors in possession” (“DIP”) under the jurisdiction of the Court, under Court protection from creditors and claimants and in accordance with the applicable provisions of the Bankruptcy Code.

On October 16, 2005, pursuant to authorization from the bankruptcy court, Boyds entered into an $8 million DIP credit facility. This DIP facility consists of an $8 million revolver facility which includes access for $3.5 million worth of commercial letters of credit. The letters of credit are required to be fully cash collateralized. The DIP facility limits the amount of capital expenditures during its term to $250,000. As of December 31, 2005, Boyds has not borrowed any amounts against the DIP credit facility. The interest rate on the DIP as of December 31, 2005 would have been 10.7% had the Company drawn on its line.

The maturities for the Company’s outstanding debt obligations are as follows:

(In millions)

2006	$90.9
2007	0.0
2008	0.0
2009	0.0
2010	0.0
Thereafter	0.0
$90.9

These amounts outstanding have been recorded as liabilities subject to compromise. (See Note 3)

11. PROVISION FOR INCOME TAXES

The components of the income tax provision are as follows for the years ended December 31, 2003, 2004 and 2005:

	December 31,
	2003	2004	2005
	(in thousands)

Current income tax expense (benefit)
Federal	$(1,900)	$(375)	$—
State	(1,666)	278	500
Foreign	—	—	—
Total Current	(3,566)	(97)	500

Deferred income tax expense (benefit)
Federal	8,473	4,131	154,054
State	5,792	748	10,111
Foreign	—	(755)	755
Total Deferred	14,265	4,124	164,920
Total income tax provision	$10,699	$4,027	$165,420

A reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes consists of the following:

	December 31,
	2003	2004	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes - net of federal income tax benefit	(1.3)	6.2	5.5
Recognition of state deferred tax (asset)/valuation allowance	13.9	—	(1,048.4)
Other	2.0	1.3	—
Effective income tax rate	49.6%	42.5%	(1,007.9)%

The tax effect of significant items comprising the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2005
	(in thousands)

Deferred tax asset - Goodwill	$143,457	$126,182
Deferred tax asset - Other	27,837	52,018
Deferred tax liability - Other	(1,013)	(765)
Valuation Allowance	(5,361)	(177,435)
Net deferred tax asset	164,920	—
Less: Current	(19,485)	—
Deferred tax asset	$145,435	$—

The deferred tax asset — other of $52.0 million as of December 31, 2005, consists primarily of approximately $122 million of federal and state net operating losses that will begin to expire in 2023. These net operating losses may also be subject to other change in ownership limitations in the future as governed by the Internal Revenue Code.

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

The Company increased its valuation allowance reserve in 2005 on the basis of the Company’s financial condition and management’s estimate of future performance. The valuation allowance reserves all deferred tax assets that will not be offset by reversing taxable temporary differences. This treatment is required under SFAS No. 109, “Accounting for Income Taxes”, when in the judgment of management, it is not more likely than not that sufficient taxable income will be generated in the future to realize the deductible temporary differences. The Company’s deferred tax assets and tax carryforwards remain available to offset taxable income in future years, thereby lowering any future cash tax obligations. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

12. COMMITMENTS AND CONTINGENCIES

Boyds is involved in various legal proceedings, claims and governmental audits in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of Boyds. (See Note 1)

Boyds also has significant licensing agreements with NASCAR, Coca-Cola, M&Ms, and Crayola.  The Company’s NASCAR license includes the top ten drivers. Pursuant to this arrangement, Boyds has the ability to use the NASCAR logo or driver names, likeness, and numbers. Boyds pays a royalty based on sales of these products to the various licensors.

13. STOCKHOLDERS’ EQUITY

Capital Stock— On October 7, 2005, the Company received notification from the New York Stock Exchange (“NYSE”) dated October 7, 2005, that it determined that trading of the Company’s common stock (ticker symbol FOB) would be suspended prior to the opening on Monday, October 10, 2005.

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

As of December 31, 2004 and 2005, Boyds had 100 million shares of capital stock (par value $0.0001) authorized and 59.0 million shares outstanding, respectively. The Board of Directors is authorized to issue the unissued portion of the authorized shares in another class or series of stock, including preferred stock.

During 1999, Boyds issued and sold 9,250,000 shares of common stock at $18 per share in an initial public offering and listed its stock on the New York Stock Exchange. On May 28, 1999, Boyds announced a common stock share repurchase program and, as of December 31, 2005, the Company had repurchased 2,954,200 shares of its common stock under this plan. On February 17, 2000, Boyds announced a further common stock share repurchase program and, as of December 31, 2005, the Company had repurchased 325,000 shares of its common stock under this plan.

14. EMPLOYEE BENEFIT PLANS

Employee Savings and Retirement Plan—Boyds has a 401(K) Plan that allows eligible employees to contribute a portion of their salary to the plan. Employees under 50 years of age may contribute up to $14,000 and employees 50 years of age or older may contribute up to $18,000.

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

Boyds has reserved a total of 6,079,033 shares for issuance under the Plans, of which 1,603,277 shares remain reserved at December 31, 2005 for future issuances. The following table summarizes information about fixed stock options at December 31, 2005:

		Options Outstanding
	Options		Exercise Price Per Share
	Available	Number of	Weighted
	for Grant	Shares	Range	Average

January 1, 2003	2,377,432	2,987,607	$4.45 - $18.00	$7.71

Options granted	(1,308,750)	1,308,750	$4.53 - $5.12	$5.01
Options exercised		(5,000)	$4.45 - $4.45	$4.45
Options forfeited	582,257	(582,257)	$4.45 - $13.44	$10.61

December 31, 2003	1,650,939	3,709,100	$4.45 - $18.00	$6.43

Shares reserved	1,500,000
Options granted	(501,144)	501,144	$2.49 - $4.22	$2.85
Options exercised
Options forfeited	195,361	(195,361)	$4.31 - $1.600	$7.11

December 31, 2004	2,845,156	4,014,883	$2.49 - $18.00	$5.95

Shares reserved	500,000
Options granted	(2,196,250)	2,196,250	$1.73 - $2.50	$2.07
Options exercised	3,931	(3,931)	$4.45 - $4.45	$4.45
Options forfeited	450,440	(450,440)	$2.06 - $9.31	$3.75

December 31, 2005	1,603,277	5,756,762	$1.73 - $18.00	$4.65

The weighted average fair value of options granted during 2003, 2004 and 2005 was $6.6 million, $1.4 million and $4.4 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

		Weighted		Weighted	Weighted
Exercise	Options	Average	Options	Average	Average
Price	Outstanding	Exercise Price	Exercisable	Exercise Price	Remaining Life

$1.73 to $2.06	1,922,500	$2.06	105,000	$2.06	9.4

$2.36 to $6.25	2,104,262	4.57	1,327,347	4.78	6.8

$6.50 to $18.00	1,730,000	7.61	1,473,500	7.71	5.6

15. QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table shows results of operations for each of the quarters during fiscal 2004 and 2005:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Year Ended December 31, 2004:
Net sales	$26,337	$22,626	$32,835	$21,916
Gross profit	15,883	13,898	19,875	10,600
Income (loss) from operations	5,957	2,133	8,319	(2,978)
Net income/(loss)	$2,795	$527	$4,467	$(2,350)

Net income/(loss) per common share
Basic	$0.05	$0.01	$0.08	$(0.04)
Diluted	0.05	0.01	0.08	(0.04)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Year Ended December 31, 2005:
Net sales	$18,533	$17,111	$26,528	$16,387
Gross profit	8,402	7,918	14,734	7,361
Income (loss) from operations	(4,899)	(2,168)	3,166	(1,316)
Net income/(loss)	$(77,292)	$(101,356)	$1,526	$(4,709)

Net income/(loss) per common share
Basic	($1.31)	($1.72)	$0.03	($0.08)
Diluted	(1.31)	(1.72)	0.03	(0.08)

16. SUBSEQUENT EVENTS

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Based on an evaluation of Boyds’ disclosure controls and procedures conducted as of December 31, 2005, Boyds’ principal executive officer and principal financial officer have concluded that such controls and procedures effectively ensure that information required to be disclosed by Boyds in reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Boyds in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of Boyds, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information concerning each director of Boyds.

Name	Age	Positions Held During Previous Five Years
Jan L. Murley	54

Chief Executive Officer of the Company since October 2003 Prior thereto, she was a Group Vice President for Hallmark Cards from 1999 to 2002, and prior to that, she spent 20 years at Procter & Gamble in various positions.

Scott M. Stuart	46

Director of the Company since April 1998. He was a Member of the limited liability company, which serves as the General Partner of KKR from 1996 to September, 2005. In November of 2005, he became a founding partner of Sageview Capital, LLC. He is also a Director of the Sealy Corporation.

Marc S. Lipschultz	37	Director of the Company since April 1998. He has been a Member of the limited liability company, which serves as the General Partner of KKR since 2004 and was an Executive at KKR from 1995 to 2003.

Simon E. Brown	35

Director of the Company since May 2004. Executive of KKR since April 2003. From August 1999 to March 2003, worked for Madison Dearborn Partners. From September 1997 to June 1999, attended Harvard University Graduate School of Business Administration. Before attending business school, he worked for Thomas H. Lee Company and Morgan Stanley Capital Partners.

K. Brent Somers	57

Director of the Company since September 2003. A member of the Board of Trustees of Catholic Healthcare Partners since 2001, member of the Board of Directors and Audit Committee Chair for National Interstate Corporation since 2005. Senior Executive Vice President and Chief Financial Officer for KeyCorp from 1996 to 2002.

Ann T. Buivid	53

Director of the Company since May 2001. Managing Partner at Artemis Women, LLC. Prior to this, she was President of Personal Care Division, Remington Products Company, LLC from January 2000 to January 2002 , previously Vice President of Worldwide Marketing and New Business Development since 1998.

James F. McCann	54	Director of the Company since May 2001. Chief executive Officer of 1-800-FLOWERS.COM since 1986. Member of the Board of Directors of the Willis Group, and Gtech.

Edwin Artzt	76

Director of the Company since May 2004. Senior Advisor to KKR since 2001. Director of Gabelli Capital Partners since September 2003. Former Chief Executive Officer and Chairman of the Board of Procter & Gamble Company. Former director of Delta Airlines, The American Express Company, GTE (Now Verizon), Spalding Sports and Barilla SpA (Italy). He is a past member of the Business Council and currently a director of the LPGA.

Set forth below is certain information concerning each current executive officer of Boyds.

Name	Age	Positions Held During Previous Five Years
Jan L. Murley	54

Chief Executive Officer of the Company since October 2003. Prior thereto, she was a Group Vice President for Hallmark Cards from 1999 to 2002, and prior to that, she spent 20 years at Procter & Gamble in various positions.

Ruth Karabcievschy	57

Senior Vice President of Human Resources of the Company since October 1999. Prior thereto, she was with PRIMEDIA Special Interest Publications from 1986 to 1999, most recently as Human Resources Manager.

Joseph E. Macharsky	40

Chief Financial Officer of the Company since July 2002. Prior thereto, he was with HMSHost from 1996 to 2001, most recently in the position of Senior Director of Accounting. Prior to that, he spent 8 years with Marriott Corporation in various finance and accounting roles.

David L. Miller	40	Senior Vice President — Marketing of the Company since April 1999. Prior thereto, he was the group publisher of collectibles publications at PRIMEDIA from January 1996 to 1999.

Michael A. Prager	42

Group Vice President Wholesale of the Company since August 2004. Prior thereto, he was the Vice President of Sales at Timberland from  2001  to  2004,  and prior to that, he spent  16  years at Procter & Gamble and Johnson and Johnson in a variety of positions.

Elizabeth E. Smith	60	Senior Vice President — Product Development since 1996. Prior thereto, she was the manager of the import division and coordinator of product development process of the Company from 1990 to 1996.

Elaine C. Smith	51

Vice President of Inventory Management since May 2001. Prior thereto, Vice President of Planning and Replenishment for Linens ‘N Things from 1989 to 2001, and prior to that she spent 11 years at The Children’s Place in various planning and store operations positions.

Item 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation awarded or paid to, or earned by the named executive officers of the Company during the last three fiscal years.

		Annual Compensation		Long-Term Compensation Awards
Name / Position	Fiscal Year	Salary	Bonus	Securities Underlying Options	All Other Compensation

Jan L. Murley (1)(2)(5),	2005	$500,000	—	350,000	$42,800
Chief Executive Officer	2004	500,000	—	—	—
	2003	96,154	$10,000	850,000	—

Michael A. Prager (4)(5),	2005	$255,769	—	112,500	$107,370
Group Vice President of Wholesale	2004	81,730	$40,865	—

Elizabeth E. Smith (2),	2005	$204,400	—	225,000	$15,300
Senior Vice President — Product Development	2004	204,062	—	—	—
	2003	179,620	$36,250	—	—

Joseph E. Macharsky (2)(3),	2005	$180,769	—	150,000	$18,400
Chief Financial Officer	2004	166,415	—	—	—
	2003	145,384	$16,800	—	—

________________________

(1)               Ms. Murley became the Chief Executive Officer of Boyds on October 21, 2003 and her salary during the year 2003 represents the amount of salary paid to her from October 21, 2003, her first day of employment with Boyds, to December 31, 2003. Included in her options award for 2003 were 850,000 options granted as a sign on incentive.

(2)               Ms. Murley, Ms. Smith, Mr. Macharsky and Mr. Prager did not receive a bonus for 2004, nor did they receive options grants in 2004.

(3)               Mr. Macharsky became the Chief Financial Officer of Boyds on July 22, 2002 and his salary during the year 2002 represents the amount of salary paid to him from July 22, 2002, his first day of employment with Boyds, to December 31, 2002. Included in his options award for 2004 were 30,000 options granted as a sign on incentive. Included in his other compensation was a $17,500 cash sign on incentive.

(4)   Mr. Prager became the Group Vice President of Wholesale of Boyds on August 30, 2004 and his salary during the year 2004 represents the amount of salary paid to him from August 30, 2004, his first day of employment with Boyds, to December 31, 2004.

(5)    Includes amount paid for key employee retention plan (“KERP”) as approved by the bankruptcy court. Also, includes relocation costs reimbursement  of $82,870 including related tax gross-up for Mr. Prager.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	5,756,762	$4.65	1,603,277

Equity compensation plans not approved by security holders	—	—	—

Total	5,756,762	$4.65	1,603,277

________________________

(1)                                  To be issued under the Plans.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information regarding the grant of stock options during the 2005 fiscal year to the named executive officers pursuant to the Plans.

	Individual Grants				Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Securities underlying Options(1)	Percent of Total Options Granted To Employees in 2005	Exercise Price ($ /Share)	Expiration Date	5%	10%

Jan L. Murley	350,000	17%	$2.06	2015	$419,226	$1,094,620
Chief Executive Officer (1)

Michael A. Prager (1)e	112,500	5%	$2.06	2015	$134,751	$351,842
Group Vice President Wholesal

Elizabeth E. Smith,	225,000	11%	$2.06	2015	$269,503	$703,684
Senior Vice President — ProductDevelopment (1)

Joseph E. Macharsky,	150,000	7%	$2.06	2015	$179,668	$469,123
Chief Financial Officer (1)

________________________

(1)          Options are non-qualified stock options and generally terminate 90 days following termination of the executive officer’s employment with the Company or the expiration date, whichever occurs earlier. The exercise price of each option was determined to be equal to the fair market value per share of the Common Stock on the grant date. These options become exercisable over a five-year period, 20% on each anniversary of the grant date of the option.

(2)          Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercise of stock options will depend on the future performance of the Common Stock, the option holder’s continued employment throughout the option period, and the date on which the options are exercised.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FULL YEAR OPTION VALUES

Name/Position	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

Jan L. Murley,	—	—	340,000/860,000	$0/$0
Chief Executive Officer

Michael A.Prager,	—	—	47,229/301,415	$0/$0
Group Vice President
Wholesale

Elizabeth E. Smith	—	—	120,000/255,000	$0/$0
Senior Vice President —
Product Development

Joseph E. Macharsky,	—	—	24,000/166,000	$0/$0
Chief Financial Officer

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 17, 2006 by (i) each director and nominee, (ii) the Chief Executive Officer, each of the other four most highly compensated executive officers of the Company who were serving as executive officers at the end of the 2004 fiscal year (the “named executive officers”), (iii) all executive officers and directors as a group and (iv) the Company’s principal stockholders. Other than as set forth in the table below, there are no persons known to the Company to beneficially own more than 5% of the Common Stock.

Name and Address of Beneficial Owner	Common Stock		Exercisable Options (1)	Percentage of Class
KKR 1996 GP L.L.C.	21,191,929	(2)/(7)	—	36%
c/o Kohlberg Kravis Roberts & Co. L.P.
9 West 57th Street
New York, NY 10019
Strata LLC	1,589,353	(3)	—	3%
c/o Kohlberg Kravis Roberts & Co. L.P.
9 West 57th Street
New York, NY 10019
D.E. Shaw Laminar Portfolios, LLC	11,795,725	(7)	—	20%
The GJL L.L.C.	3,808,766	(4)	—	6%
Gary M. Lowenthal	5,609,342		104,921	10%
Scott M. Stuart	67,381		75,000	*
Marc S. Lipschultz..	67,381		75,000	*

Simon E. Brown	—		30,000
Edwin Artzt	—		30,000
K. Brent Somers	2,000	(5)	33,750	*
Ann T. Buivid	—		75,000
James F. McCann	—		75,000
Jan L. Murley, Chief Executive Officer	210,000		340,000	*
Michael A.Prager, Group Vice President Wholesale			47,229
Joseph E. Macharsky, Chief Financial Officer .	3,200	(6)	24,000
Elizabeth E. Smith, Senior Vice President-Product Development.	121,286		120,000	*
All executive officers and directors as a group (12 persons)	6,080,590		924,979	12%

___________________

 *       Owns less than 1% of the total outstanding Common Stock.

(1)               Exercisable options include stock options that are currently exercisable or that the officer or director could exercise  within 60 days.

(2)               KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996, L.P., which is the sole general partner of KKR 1996 Fund L.P. KKR 1996 GP L.L.C. beneficially owns 56% of the Common Stock. KKR 1996 GP L.L.C. is a limited liability company, the members of which are Messrs. Henry R. Kravis, George R. Roberts, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes Huth, Alexander Navab and Todd Fisher. Mr. Stuart is a director of Boyds. Each of the individuals who is a member of KKR 1996 GP L.L.C. may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP L.L.C. Each of such individuals disclaims beneficial ownership of such shares.

(3)               Strata LLC is the sole general partner of KKR Associates (Strata) L.P., which is a general partner of KKR Partners II, L.P. Strata LLC is a limited liability company, the members of which are Messrs. Henry R. Kravis, George R. Roberts, Paul E. Raether, Michael W. Michelson, James H. Greene Jr., Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes Huth, Alexander Navab and Todd Fisher. Mr. Stuart are directors of Boyds. Each of the individuals who is a member of Strata LLC may be deemed to share beneficial ownership of any shares beneficially owned by Strata LLC. Each of such individuals disclaims beneficial ownership of such shares.

(4)               The GJL LLC, whose members are Gary M. Lowenthal and his wife, Justina Lowenthal, would be deemed a 10% owner for purposes of Section 16 of the Securities Exchange Act of 1934 were it to be deemed a member of a “group”, as defined in Section 13(d) of the Securities Exchange Act of 1934. The GJL LLC does not affirm the existence of a group.

(5)               2,000 shares are held directly by Mr. Somers’ wife. Pursuant to Rule 16a-1(a)(2) promulgated under the Securities Exchange Act of 1934, Mr. Somers disclaims that he is the beneficial owner of such shares, except to the extent of his pecuniary interest in such shares.

(6)               3,000 shares are held directly by Mr. Macharsky’s wife. Pursuant to Rule 16a-1(a)(2) promulgated under the Securities Exchange Act of 1934, Mr. Macharsky disclaims that he is the beneficial owner of such shares, except to the extent of his pecuniary interest in such shares.

(7)              On October 16, 2005, The Boyds Collection Ltd (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”), with KKR Fund 1996 L.P. (“KKR”), D.E. Shaw Laminar Portfolios, L.L.C. (the “Buyer”). Pursuant to the Agreement, on October 16, 2005, KKR sold to the Buyer 11,795,725 shares of the Company’s common stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 16, 2005, The Boyds Collection Ltd (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”), with KKR Fund 1996 L.P. (“KKR”), D.E. Shaw Laminar Portfolios, L.L.C. (the “Buyer”). Pursuant to the Agreement, on October 16, 2005, KKR sold to the Buyer 11,795,725 shares of the Company’s common stock.

D.E. Shaw Laminar Portfolios, L.L.C. (“D.E. Shaw”) represented a 20% stockholder of Boyds and is a majority holder of senior secured debt at the end of December 31, 2005

KKR, an affiliate of the Common Stock Partnerships, renders ongoing management, consulting and financial services to the Company for an annual fee of  $375,000 plus expenses; $424,530 including expenses, was paid to KKR during the 2004 fiscal year. In addition, KKR may in the future receive investment banking fees for services rendered to the Company in connection with certain transactions. KKR received a cash fee in April 1998 of $6.0 million from the Company for negotiating the recapitalization and arranging the related financing, plus the reimbursement of its associated expenses.

KKR 1996 Fund GP L.L.C. and Strata L.L.C., beneficially owned at April 4, 2005, in the aggregate, approximately 59.0% of Boyds’ outstanding shares of Common Stock on a fully diluted basis. Accordingly, affiliates of KKR are able to elect the Company’s entire board of directors, control the Company’s management and policies and, in general, determine without other Stockholders’ consent the outcome of any corporate transaction or other matter submitted to the Stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets. Affiliates of KKR are also able to prevent or cause a change in control of Boyds and to amend Boyds’ by-laws at any time. The members of each of KKR 1996 GP L.L.C. and Strata L.L.C. are Messrs. Henry R. Kravis, George R. Roberts, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes Huth, Alexander Navab and Todd Fisher. Messrs. Kravis and Roberts comprise the executive committee of each of KKR 1996 Fund GP L.L.C. and Strata L.L.C. and are founding partners of KKR. Mr. Stuart and Mr. Lipschultz are members of the limited liability company, which serves as the General Partner of KKR, and Mr. Brown is an executive of KKR. Each of Messrs. Stuart, Lipschultz and Brown is a Director of Boyds.

On March 5, 1998, Boyds entered into a recapitalization and stock purchase agreement with Bear Acquisition, Inc. (“Bear Acquisition”). Bear Acquisition was a subsidiary of KKR 1996 Fund L.P., a limited partnership formed at the direction of KKR. In connection with the recapitalization, Bear Acquisition entered into a registration rights agreement, dated April 21, 1998 with Boyds. Pursuant to such agreement, Bear Acquisition has the right to require Boyds to register under the Securities Act of 1933 shares of Common Stock held by Bear Acquisition and has certain piggyback registration rights. The registration rights agreement provides, among other things, that Boyds will pay all expenses in connection with the first ten demand registrations requested by Bear Acquisition and in connection with any registration in which Bear Acquisition participates through piggyback registration rights granted under such agreement. Upon the liquidation of Bear Acquisition, rights and obligations of Bear Acquisition under the registration rights agreement with respect to demand registrations were transferred to the Common Stock Partnerships and with respect to piggyback registrations were transferred to all the former stockholders of Bear Acquisition, including the Common Stock Partnerships. The Company registered 6,750,000 shares of Common Stock held by the Common Stock Partnerships in connection with its initial public offering and reimbursed their expenses in connection with such registration.

Prior to the recapitalization, all shares of Boyds’ common stock were beneficially owned by Gary and Justina Lowenthal, a portion of which were redeemed pursuant to the recapitalization. In connection with the recapitalization, Boyds and Mr. Lowenthal entered into a registration rights agreement granting Mr. Lowenthal piggyback registration rights with respect to shares of Common Stock then owned by him.

Boyds believes that the material terms of each of the transactions described above are no more favorable than those that would have been agreed to by third parties on an arm’s length basis.

PERFORMANCE GRAPH

The graph below compares the cumulative total return on $100 invested on December 31, 2000 in the Common Stock of the Company in the Standard & Poor’s MidCap 400 Index and the Company ‘s selected peer group index. The issuers currently within the peer group index are American Greetings Corporation, Blyth Industries, Inc., Enesco Group, Inc., Lenox International Inc., RC2 Corp., Russ Berrie & Company, and Yankee Candle Company, Inc. Each of the issuers is weighted in the calculation of the index to recognize its stock market capitalization. The returns of the MidCap 400 Index and the peer group index are calculated assuming reinvestment of dividends.

The graph specifies data for the preceding trading day nearest to the Company’s fiscal year-end.

                The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data points above are provided by Research Data Group, Inc., a licensee of Standard & Poor’s.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2005 and 2004 by the Company’s principal accounting firm, Deloitte & Touche LLP:

	2005	2004

Audit Related Fees (a)	$287,000	$320,000
Internal Control Readiness	29,000	10,000
Other Audit Services (b)	0	25,000
Tax Fees (c)	195,000	145,000
Total Accounting Firm Fees	$511,000	$500,000

(a)                                  Fees for audit services billed in 2004 and 2005 consisted of:

•                  Audit of the Company’s annual financial statements

•                  Reviews of the Company’s quarterly financial statements

(b)                                 Other audit services includes comfort letters, consents and other services related to Security and Exchange Commission (“SEC”) matters.

(c)                                  Tax fees for the years ended December 31, 2005 and 2004 respectively, include fees for consultation and compliance services.

In 2003, the Audit Committee established and adopted a pre-approval policy for approving all audit and non-audit services rendered by the independent auditor. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether the independent auditors are able to provide the most effective services, for reasons such as its familiarity with the Company’s current and past business, accounting systems and internal operations, and whether the services enhance the Company’s ability to manage or control risks and improve audit quality. At the beginning of each year, the Audit Committee reviews and approves the plan for the services to be rendered by the Company’s independent auditors during that year along with the fees submitted by the Company’s external auditors. Subsequent services may be approved by the Audit Committee Chair if the cost in connection therewith of this work is less than $35,000. Otherwise, the approval of the full Audit Committee is required for each service rendered by the independent auditors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
FORM 8-K

(a)

   1. Consolidated Financial Statements:

           The index for the consolidated financial statements is under Item 8 of this form 10K.

   2. Consolidated Financial Statement Schedule:

Schedule of valuation and qualifying accounts.

THE BOYDS COLLECTION, LTD.
(DEBTOR-IN-POSSESSION)
Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E

	Balance			Balance
	at			at
Description	January 1	Additions	Deductions	December 31
	(in thousands)
2003
Allowance for doubtful accounts	$2,992	$612	$1,415	$2,189
Allowance for returns and allowances	139	400	423	116
Allowance for obsolete inventory	5,240	3,617	6,002	2,855
Deferred tax asset valuation allowance	333	5,086	58	5,361

2004
Allowance for doubtful accounts	$2,189	$855	$654	$2,390
Allowance for returns and allowances	116	93	135	74
Allowance for obsolete inventory	2,855	2,013	2,149	2,719
Deferred tax asset valuation allowance	5,361	—	—	5,361

2005
Allowance for doubtful accounts	$2,390	$785	$1,219	$1,956
Allowance for returns and allowances	74	50	64	60
Allowance for obsolete inventory	2,719	3,574	546	5,747
Deferred tax asset valuation allowance	5,361	172,074	—	177,435

Allowance for doubtful accounts — Additions would include amounts needed to increase the balance which would be offset against bad debts. Deductions would include amounts needed to decrease the balance with the offset being bad debts. Any write-offs of actual accounts would also be included in the deduction column.

Allowance for returns and allowances — This allowance account is made based on prior month sales. Additions would be a decrease in net sales and deductions would increase net sales.

Allowance for obsolete inventory — Any additions to this account would be offset against a charge to cost of goods.

Deferred tax asset valuation allowance — Any additions to this account would be charged to income tax expense. Hence any deductions would be a decrease in income tax expense.

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

99.1	Debtors Second Amended Joint Plan of Reorganization
99.2	Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization

*  Filed herewith.

(b) Reports on Form 8-K

Four reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) See index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of McSherrystown, State of Pennsylvania on the 8th day of June, 2006.

The Boyds Collection, Ltd.

By:	/s/ Joseph E. Macharsky
Joseph E. Macharsky
Chief Financial Officer, Secretary, Treasurer,
and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on June 8, 2006.

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