Form 10-Q
period 2006-03-31
BOYDS COLLECTION LTD
filed 2006-06-08
CIK 1074530

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.0001 per share	59,054,418
(Class)	(Outstanding as of June 1, 2006)

THE BOYDS COLLECTION, LTD.
                TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets as of December 31, 2005 and March 31, 2006

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2006

Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2006

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2006

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

Signatures

Index to Exhibits

PART I

FINANCIAL INFORMATION

Item 1.         Financial Statements.

THE BOYDS COLLECTION, LTD.
(DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and March 31, 2006
(Unaudited)

	December 31,	March 31,
	2005	2006
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,105	$7,001
Restricted cash	1,600	2,391
Accounts receivable, less allowances of $1,956 at December 31, 2005, and $2,124 at March 31, 2006	7,312	6,031
Inventory - primarily finished goods, less allowance for obsolete inventory of $5,747 at December 31, 2005, and $6,021 at March 31, 2006	12,292	10,437
Inventory in transit	1,433	749
Other current assets	1,082	1,144
Total current assets	30,824	27,753

PROPERTY AND EQUIPMENT - NET (Note 5)	31,727	31,368

OTHER ASSETS:
Other assets	459	659
Total other assets	459	659
TOTAL ASSETS	$63,010	$59,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
Accounts payable	$1,820	$1,103
Accrued expenses	3,440	4,484
Income taxes payable	467	521
Liabilities not subject to compromise current liabilities	5,727	6,108

LIABILITIES SUBJECT TO COMPROMISE (Notes 4 and 7)	95,180	95,627

COMMITMENTS AND CONTINGENCIES (Notes 1, 2 and 11)

STOCKHOLDERS’ DEFICIT:
Common stock (61,838 shares issued at December 31, 2005, and March 31, 2006, respectively, and paid-in capital in excess of par)	(41,838)	(41,446)
Accumulated other comprehensive income	249	253
Retained earnings	30,481	26,027
Less: Treasury shares at cost (2,783 at December 31, 2005, and at March 31, 2006)	(26,789)	(26,789)
Total stockholders’ deficit	(37,897)	(41,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$63,010	$59,780

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.

(DEBTORS-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2006

(Unaudited)

	Three Months Ended
	March 31,
	2005	2006
	(in thousands, except per share amounts)

NET SALES	$18,533	$14,036
COST OF GOODS SOLD	10,131	7,614
GROSS PROFIT	8,402	6,422
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,701	8,778
IMPAIRMENT OF GOODWILL (Note 6)	2,600	—
LOSS FROM OPERATIONS	(4,899)	(2,356)
OTHER INCOME/(EXPENSES)
Other income/(expense)	(124)	31
Interest expense, contractual interest was $3.2 million for the three months ended March 31, 2006	(1,980)	(6)
Amortization of deferred debt issuance costs	(204)	(359)
Reorganization expense (Note 4)	—	(1,667)
TOTAL OTHER INCOME/(EXPENSE)	(2,308)	(2,001)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,207)	(4,357)
PROVISION FOR INCOME TAXES (Note 10)	70,085	97
NET LOSS	$(77,292)	$(4,454)

LOSS PER SHARE:
Basic Earnings Per Share - Net Loss	$(1.31)	$(0.08)
Diluted Earnings Per Share - Net Loss	$(1.31)	$(0.08)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
(DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2006
(Unaudited)

	Common Stock		Common Stock	Accumulated
	Shares		and Paid-in	Other			Total	Other
	Issued And	Treasury	Capital in	Comprehensive	Retained	Treasury	Stockholders’	Comprehensive
	Outstanding	Stock	Excess of Par	Income	Earnings	Stock	Deficit	Income
	(in thousands)

BALANCE, JANUARY 1, 2006	61,838	2,783	$(41,838)	$249	$30,481	$(26,789)	$(37,897)
Issuance of common stock	—	—			—	—
Other comprehensive income:
Foreign currency translation	—	—	—	4	—	—	4	$4
Stock based compensation	—	—	392	—			392
Net loss	—	—	—	—	(4,454)	—	(4,454)	(4,454)
Comprehensive loss	—	—	—	—	—	—	—	$(4,450)

BALANCE, March 31, 2006	61,838	2,783	$(41,446)	$253	$26,027	(26,789)	$(41,955)

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
(DEBTORS-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2005	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,292)	$(4,454)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	577	575
Amortization of deferred debt issuance costs	204	359
Bad debt expense	(129)	322
Stock based compensation	—	392
Tax benefit from exercise of stock options	(33)	—
Deferred taxes	70,500	—
Impairment of goodwill	2,600	—
Changes in assets and liabilities:
Accounts receivable - net	(1,006)	959
Inventory - net	(1,863)	1,855
Inventory in transit	2,346	684
Other current assets	11	(62)
Other assets	(19)	(225)
Accounts payable	(1,902)	(769)
Accrued expenses	(1,039)	2,855
Income tax payable	(371)	54
Interest payable	1,456	—
Net cash provided by/ (used in) operating activities before reorganization items	(5,960)	2,545
Reorganization items - professional fees and expenses paid for services rendered in connection with the Chapter 11 proceedings	—	(1,671)
Net cash provided by/ (used in) operating activities	(5,960)	874

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	—	(791)
Purchase of property and equipment	(391)	(191)
Net cash used in investing activities	(391)	(982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on credit agreement, “Revolver”	(12,750)	—
Payment on credit agreement, “Term Loan”	(28,000)	—
Borrowings from credit agreement, “New Term Loan”	45,000	—
Net Borrowings from credit agreement, “New Revolver”	8,200	—
Deferred debt issuance costs	(3,627)	—
Exercise of stock options	51	—
Net cash provided by financing activities	8,874	—

Effect of exchange rate changes on cash	280	4

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,803	(104)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	354	7,105
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,157	$7,001
CASH PAID DURING THE PERIOD FOR INTEREST	$524	$6
CASH PAID DURING THE PERIOD FOR INCOME TAXES	$35	$36

See notes to condensed consolidated financial statements.

THE BOYDS COLLECTION, LTD.
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2005 and 2006
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

The condensed consolidated balance sheet as of December 31, 2005 and March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2006, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2006 and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2006 are unaudited. In the opinion of management, all adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in Boyds’ Annual Report for the year ended December 31, 2005 on Form 10-K filed with the Securities and Exchange Commission.

The Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may allowed for claims or contingencies, or the status of priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

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

On October 16, 2005, pursuant to authorization from the Court, we entered into an $8 million DIP credit facility. This DIP facility consists of an $8 million revolver facility which includes access for $3.5 million worth of commercial letters of credit. The letters of credit are required to be fully cash collateralized. The DIP facility limits the amount of capital expenditures during its term to $250,000. As of March 31, 2006, the Company has not borrowed any amounts against the DIP credit facility.

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

The Company recorded a net loss of $4.5 million for the three months ended March 31, 2006. The loss reflects the continued difficulties within the Company’s specialty retail sector, the length of time it has taken to transform to more national/giftable retailers, and the seasonal nature of the Company’s retail segment and $1.7 million in reorganization expenses associated with the Chapter 11 proceedings.

For the three months ended March 31, 2006 the Company had cash provided by operating activities of $0.9 million. There can be no assurance that the Company will have positive cash flows in the future.

Recently Issued Accounting Standards

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment . SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies are required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the condensed consolidated statement of operations. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date for SFAS No. 123R until the first quarter of fiscal 2006, and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS No. 123R. SFAS No. 123R became effective for the Company on January 1, 2006. The adoption of SFAS No. 123R and its effects are described in Note 9 — Stock Based Compensation.

In November of 2004, the FASB issued SFAS No. 151, Inventory Costs-an Amendment of ARB No. 43 . SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition,  SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 effective January 1, 2006. However, the adoption of SFAS No. 151 did not have an impact on the Company’s financial statements as the Company’s accounting policies were already in conformance with the key aspects of SFAS No. 151.

2.             FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

At December 31, 2005 and at March 31, 2006, Boyds had letters of credit outstanding under a bank credit agreement amounting to $1.6 million and $2.4 million, respectively. These letters of credit represent Boyds’ commitment to purchase inventory that is to be produced and/or shipped. In accordance with the DIP, letters of credit are required to be fully cash collateralized at all times. At December 31, 2005 and March 31, 2006 these amounts have been recorded as restricted cash.

3.             RELATED PARTY TRANSACTIONS

Kohlberg Kravis Roberts & Co. L.P. (“KKR”) represented a 39% stockholder of Boyds at the end of December 31, 2005 and March 31, 2006. In 2005, KKR waived all management fees

On October 16, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”), with KKR Fund 1996 L.P. (“KKR”), D.E. Shaw Laminar Portfolios, L.L.C. (the “Buyer”). Pursuant to the Agreement, on October 16, 2005, KKR sold to the Buyer 11,795,725, approximately 20% shares of the Company’s common stock.

D.E. Shaw Laminar Portfolios, L.L.C. (“D.E. Shaw”) represents a 20% stockholder of Boyds and is a majority holder of senior secured debt, approximately $60 million, at the end of December 31, 2005 and March 31, 2006.

4.             LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Boyds in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Boyds continues business operations as debtor-in-possession. These estimated claims are reflected in the December 31, 2005 and March 31, 2006 Condensed Consolidated Balance Sheet as Liabilities Subject to Compromise and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, proofs of claim or other events.

Boyds has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition wages, salaries and other compensation; (ii) employee medical and similar benefits; (iii) reimbursable employee expenses; (iv) insurance premiums; (v) shipping and warehousing charges. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of December 31, 2005 and March 31, 2006.

The liabilities subject to compromise consisted of the following items:

	December 31,	March 31,
	2005	2006
	(in thousands)

Account payable(a)	$4,485	$4,433
Accrued interest payable(b)(c)	2,522	2,522
Other miscellaneous liabilities	447	587

Secured term loan due 2008(c)	45,000	45,000
Secured revolving credit facility due 2008(c)	11,500	11,500
9% senior subordinated notes due 2008(c)	34,392	34,392
	90,892	90,892
Unamortized debt issuance costs	(3,166)	(2,807)
Total long term debt obligations subject to compromise	87,726	88,085

Total liabilities subject to compromise	$95,180	$95,627

(a)          In accordance with the Company’s first day bankruptcy court motion, Boyds settled certain accounts payable liabilities subject to compromise since the initial filing of Chapter 11 as noted above.

(b)  Accrued interest payable represents all unpaid interest payable on debt subject to compromise at October 16, 2005.

(c)  While operating during the Chapter 11 bankruptcy proceedings, Boyds has ceased recording interest on its secured term loan due 2008, secured revolving credit facility due 2008 and 9% senior subordinated notes due 2008. The amount of contractual interest expense not recorded was approximately $2.7 million and $5.9 million at December 31, 2005 and March 31, 2006, respectively.

Reorganization Items, net

Reorganization items, net are presented separately in the Condensed Consolidated Operations and represent items of expense that are realized or incurred by Boyds because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Reorganization items, net consisted of the following items:

	Three Months Ended
	March 31,
	2005	2006
	(in thousands)

Professional fees(a)	$0	$1,535
Employee retention costs(b)	0	132

Total reorganization expense	$0	$1,667

(a)          Professional fees represent services provided by debtor and creditor professionals directly related to Boyds reorganization proceedings.

(b)         Employee retention costs  represent costs for certain key employees as approved by the bankruptcy court

5.             PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2005 and March 31, 2006 were, as follows:

	December 31,	March 31,
	2005	2006
	(in thousands)
Land	$3,570	3,570
Building	28,729	28,735
Equipment	5,606	5,787
Software development costs	2,479	2,488
Leasehold improvements	1,957	1,957
Furniture and fixtures	1,097	1,097
Total	43,438	43,634
Less: accumulated depreciation	(11,711)	(12,265)
Total	$31,727	$31,369

6.        GOODWILL

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

7.      DEBT OBLIGATIONS

Debt obligations are summarized as follows:

	December 31,	March 31,
	2005	2006

9% Senior Subordinated Notes due May 15, 2008 (the “Notes”)	$34,392	$34,392

Credit Agreement:
Secured Term Loan due February 2008
Interest based on LIBOR or base rate as defined	45,000	45,000
Secured revolving credit facility due February 2008
Interest based on LIBOR or base rate as defined	11,500	11,500

Sub-total	90,892	90,892

Less: Amounts subject to compromise (Note 4)	(90,892)	(90,892)

	$—	$—

The Notes had an optional redemption feature exercisable by Boyds any time on or after May 15, 2003. Interest on the Notes is payable semiannually on May 15 and November 15.

The credit agreement contains a Revolving Loan Facility up to $20 million and a Term Loan of $45 million. The credit agreement has an interest rate of either a base rate, which is the higher of the prime lending rate or 0.50% above the federal funds effective rate, plus 9.50% or LIBOR plus 11.00%. The lower of these rates at December 31, 2005 and March 31,2006 was 13.128% and 16.79%, respectively. The Company incurred approximately $3.6 million of deferred costs associated with this transaction. The credit agreement requires no scheduled principal payments until the entire outstanding amount of debt is required to be repaid at maturity in February, 2008. There are certain prepayment penalties for amounts paid on the Term Loan and Revolver prior to maturity.

The credit agreement contained customary covenants, including covenants that restrict the Company’s ability to incur additional indebtedness, make capital expenditures, pay dividends on and redeem capital stock, make other restricted payments, make investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its asset. The credit agreement also requires the Company to maintain specified financial ratios. On October 3, 2005, in connection with potential defaults on its senior secured credit agreement, we entered into a waiver agreement with our lenders. This waiver agreement provided for, among other things, the lenders’ forbearance from exercising contractual remedies under our credit agreement on account of existing defaults through October 16, 2005. On October 16, 2005, the Company filed for bankruptcy. (See Note 1)

Based on the defaults that have occurred under the credit agreement and notes, all the foregoing amounts have been deemed to be due and payable (See Note 4).

On October 16, 2005, pursuant to authorization from the bankruptcy court, Boyds entered into a $8 million DIP credit facility. This DIP facility consists of a $8 million revolver facility which includes access for $3.5 million worth of commercial letters of credit. The letters of credit are required to be fully cash collateralized. The DIP facility limits the amount of capital expenditures during its term to $250,000. As of March 31, 2006, Boyds has not borrowed any amounts against the DIP credit facility.

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

	For the Three Months Ended, March 31,
	2005			2006
	Wholesale	Retail	Consolidated	Wholesale	Retail	Consolidated
Sales	$15,274	$3,259	$18,533	$11,665	$2,371	$14,036
Gross Profit	6,133	2,269	8,402	4,149	2,273	6,422
SG&A	7,535	3,166	10,701	6,412	2,366	8,778
Impairment of Goodwill	2,600	—	2,600	—	—	—

Loss from Operations	$(4,002)	$(897)	$(4,899)	$(2,263)	$(93)	$(2,356)

Total Assets	$203,341	$37,120	$162,410	$27,198	$32,582	$59,780
Capital Expenditures	57	334	391	186	5	191
Depreciation and amortization	211	366	577	150	425	575

9.             STOCK-BASED COMPENSATION

Adoption of SFAS No. 123(R)

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

Using the modified prospective application of SFAS No. 123(R), the Company recorded $0.4 million of compensation expense for the three months ended March 31, 2006 which was included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, the adoption of SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements.

Prior to January 1, 2006, the Company had accounted for stock-based employee compensation using the intrinsic value method of expense recognition prescribed by Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, which was permitted as an alternative to the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company applied the disclosure only provisions of SFAS No. 123 and made pro forma disclosure as if the fair value of stock options had been expensed under the accounting prescribed by SFAS No. 123. Under the intrinsic value method of accounting of APB No. 25, compensation expense was not recognized when stock options were granted with an exercise price greater than or equal to the fair market value of the Company’s common stock on the date of the grant.

The following table illustrates the pro forma effect on the net loss and net loss per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Three Months Ended
March 31, 2005

Net income/(loss), as reported	$(77,292)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	407

Pro forma net income/(loss)	$(77,699)

Earnings per share:
Basic—as reported	$(1.31)
Basic—pro forma	$(1.31)

Diluted—as reported	$(1.31)
Diluted—pro forma	$(1.31)

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

Boyds has reserved a total of 7,075,102 shares for issuance under the Plans, of which 1,721,777 shares remain reserved at March 31, 2006 for future issuances. The following table summarizes information about fixed stock options at March 31, 2006:

		Options Outstanding
	Options		Exercise Price Per Share
	Available	Number of		Weighted
	for Grant	Shares	Range	Average

January 1, 2005	2,845,156	4,014,883	$2.49 - $18.00	$5.95

Shares reserved	500,000
Options granted	(2,196,250)	2,196,250	$1.73 - $2.50	$2.07
Options exercised	3,931	(3,931)	$4.45	$4.45
Options forfeited	450,440	(450,440)	$2.06 - $9.31	$3.75

December 31, 2005	1,603,277	5,756,762	$1.73 - $18.00	$4.65

Shares reserved	—	—
Options granted	—	—	—	$0.00
Options exercised	—	—	—	$0.00
Options forfeited	118,500	(118,500)	$2.06 - $13.88	$4.75

March 31, 2006	1,721,777	5,638,262	$1.73 - $18.00	$4.64

The following table summarizes information about stock options outstanding at March 31, 2006:

		Weighted	Options	Weighted	Weighted
Exercise	Options	Average	Exercisable	Average	Average
Price	Outstanding	Exercise Price	& Vested	Exercise Price	Remaining Life

$1.73 to $2.43	1,887,500	$2.06	105,000	$2.06	9.2

$2.49 to $6.25	2,049,262	$4.61	1,323,347	$4.76	6.6

$6.50 to $18.00	1,701,500	$7.55	1,451,000	$7.63	5.3

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three Months Ended
	March 31,
	2005	2006

Weighted average risk free interest rate	4.0%	5.1%
Volatility	68.8%	101.8%
Dividend yield	0.0%	0.0%
Expected life in years	6.5	6.5

The expected life of options granted was estimated using the historical exercise behavior of employees.

The expected voiatility was based on historical volatility for a period equal to the stock options’ expected lives.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant,

As of March 31, 2006, there was $4.4 million of total unrecognized compensation cost related to nonvested  share-based compensation awards granted under the stock option plans. That cost is presently scheduled to be recognized over a weighted average period of 7.1 years.

10.          PROVISION FOR INCOME TAXES

As of March 31, 2006, the Company has a $179.4 million valuation allowance against its deferred tax assets, consisting of tax carryforwards that will begin to expire in 2023 until the end of 2033. The recovery of the deferred income tax assets is contingent upon applicable tax laws and the Company’s ability to generate taxable income. This valuation allowance results from estimates by management of future taxable income in each of the federal, state, and foreign tax jurisdictions during the carry forward period and the conclusion by management that it is no longer more likely than not that this amount of deferred tax assets will be realized under the criteria of SFAS No. 109, Accounting for Income Taxes. For the three months ended March 31, 2006, the Company recorded tax expense of $0.1 million.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the net income/(loss) available to common stockholders:

	Three Months Ended
	March 31,
	2005	2006

Numerator for basic and diluted earnings per share:
Net loss	$(77,292)	$(4,454)
Denominator for diluted earnings per share - weighted average shares	59,087	59,054

EPS - Basic	$(1.31)	$(0.08)

EPS - Diluted	$(1.31)	$(0.08)

For the three months ended March 31, 2006 and March 31, 2005, options to purchase 3,558,533 and 5,673,379 shares,respectively, were outstanding but not included in the computation of dilutive earning per share because the effect would have been anti-dilutive.

Following the effective date of our plan or reorganization, we expect to issue new common stock to replace the existing stock. Due to this new stock issuance there may be an impact to the Company’s EPS.

13.                               SUBSEQUENT EVENTS

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

Boyds’ sales consist of plush animals, resin figurines, and other products. Other products include collectors club sales, home décor, stationery, accessories, retail food operations and its interactive concepts. Collectors club sales are generated from annual dues collected directly from members of Boyds’ collectors club, The Loyal Order of Friends of Boyds, which began in July 1996 and currently has approximately 20,000 paying members, as well as from the sale of related accessories.

Boyds also has several licensing agreements for its branded product. The more significant agreements include NASCAR ®, Coke ®, M&M’S ® Brand Characters, and Crayola ®. Boyds began delivering Coke ®, M&M’S ®, and Crayola ® Boyds products to its retail stores in late 2005.

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

The financial statements have been prepared on a “going concern” basis in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and do not include possible impacts arising in respects of the Cases. The condensed financial statements included elsewhere in this Report do not include certain adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or the effect on existing stockholders’ equity that may result from any plans, arrangements or other actions arising from the Cases, or the possible inability of the Company to continue in existence. Adjustments necessitated by such plans, arrangements or other actions could materially change the condensed financial statements included elsewhere in this Report.

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

•                  On January 1, 2006, the Company adopted SFAS No. 123(R) which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. Under SFAS 123(R), the Company measures compensation cost related to stock options based on the grant-date fair value of the award using the Black-Scholes option-pricing model and recognizes it ratably, less estimated forfeitures, over the vesting term of the award.

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

•                  As of June 30, 2005, the Company set up a valuation allowance for the remaining amount of its deferred tax assets, consisting of tax carryforwards that will begin to expire in 2023. For the three months ended March 31, 2006, the Company recorded tax expense of $0.1 million   This valuation allowance results from estimates by management of future taxable income in each of the federal, state, and foreign tax jurisdictions during the carry forward period and the conclusion by management that it is no longer more likely than not that this amount of deferred tax assets will be realized under the criteria of SFAS No. 109, “Accounting for Income Taxes”.

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

The following table sets forth the components of net loss as a percentage of net sales for the period indicated:

	Three Months
	Ended
	March 31,
	2005	2006

Net sales	100.0%	100.0%
Gross profit	45.3%	45.8%
Selling, general and administrative expenses	57.7%	62.5%
Impairment of assets	14.0%	0.0%
Loss from operations	(26.4)%	(16.7)%
Other income (expenses), net	(0.7)%	0.2%
Interest expense	11.8%	2.6%
Reorganization expenses	0.0%	11.9%
Provision for income taxes	378.2%	0.7%
Net loss	(417.1)%	(31.7)%

Executive Overview

In the first quarter of 2006, the Company’s net sales decreased by 24% compared to the same period in 2005, which can primarily be continued softness in the core independent retailer channel, the shift of Easter to April, and the operational decision to close the retail stores during slower days in the first quarter. The decrease in wholesale net sales was attributable to a 33% decline in wholesale bookings (cancelable orders) in the first quarter of the year compared to the same period in 2005. Weakness across the Specialty Gift Retail sector of the Company’s account base and reduced sales to a number of Boyds’ larger legacy accounts were the contributors to these reduced bookings.

The Company’s net loss for the first quarter decreased $72.8 million to a loss of $4.5 million as compared to $77.3 million for the same period in 2005. This decrease can be attributed to the significant increase in the Company’s allowance for its deferred tax asset and the write off of its goodwill that occurred in the three months ended March 31, 2005.

Cash provided by operating activities in the first three months of 2006 was $0.9 million compared to $5.9 million in cash used in operations in the year-ago period. In the first three months of 2006 the Company investing activities included $0.2 million of cash in property and equipment compared to $0.4 million in the year-ago period and $2.4 million due to the requirement that the letters of credit be cash collateralized. In the first three months of 2005, the Company had a net increase of approximately $12.5 million of debt.

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Net Sales— Net sales decreased $4.5 million, to $14.0 million in the first quarter of 2006 from $18.5 million for the same quarter in 2005. Sales of Boyds’ plush products decreased $3.4 million, or 28%, resin product sales increased $1.0 million, or 163%, and other product sales decreased $2.1 million, or 38%. As a percentage of net sales for the first quarter, plush represented 65%, resin products represented 12%, and other products represented 23%.

Wholesale net sales in the first quarter of 2006 declined $3.6 million, or 24%, to $11.6 million from $15.3 million for the same quarter in 2005. The decrease in wholesale net sales was attributable to a 33% decline in wholesale bookings (cancelable orders) in the first quarter of the year compared to the same period in 2005. Weakness across the Specialty Gift Retail sector of the Company’s account base and reduced sales to a number of Boyds’ larger legacy accounts were the contributors to these reduced bookings.

Retail net sales decreased $0.9 million, or 27%, to $2.4 million in the first quarter of 2006 from $3.3 million in the first quarter of 2005. Same store retail net sales decreased by $0.9 million, or 27%, to $2.4 million in the first quarter from $3.3 million for the first quarter of 2006. This decrease in overall retail sales can be attributed to reduced visitor traffic due to Easter falling in the second quarter and due to the operational decision to close the stores on days of slower traffic.

Gross profit - Gross profit decreased $2.0 million, or 24%, to $6.4 million in the first quarter of 2006 from $8.4 million for the first quarter of 2005. Gross profit as a percentage of net sales increased to 45.8% for the first quarter of 2006 as compared to 45.3% for the same period in 2005. The dollar decline was primarily attributable to reduced sales, an increased product mix shift to lower margin product, a $0.3 million increase which relates to a credit in capitalized inventory from 2005 and a $0.2 million increase in royalty expenses due to increased sales in this category, these were partially offset by a obsolete inventory allowance that was $1.6 million lower than in 2005. Wholesale gross profit decreased by $2.0 million, or 32%, to $4.1 million in the first quarter of 2006 from $6.1 million in the first quarter of 2005. Retail gross profit was flat at $2.3 million in the first quarter of 2006 as compared to the first quarter of 2005.

Selling, General & Administrative Expenses (“SG&A”) - SG&A expenses decreased $1.9 million, or 18%, to $8.8 million in the first quarter of 2006 from $10.7 million for the first quarter of 2005. SG&A as a percent of net sales increased to 63% for the first quarter from 58% for the same period in 2005. The dollar decrease in SG&A expenses was a result of $0.9 million in lower wage costs stemming from our continued cost saving initiatives and $0.5 million in professional fees, $0.5 million in reduced advertising expenses stemming from rationalization of the spending in the retail segment, $0.3 million in reduced real estate taxes paid due to timing, these costs were partially offset by an increase of $0.5 million in bad debt expense.

Impairment of Goodwill Assets — The Company recorded a goodwill impairment charge of $2.6 million for the first quarter of 2005. This charge was attributed to the goodwill impairment testing as prescribed by SFAS 142, Goodwill and Other Intangibles due to the wholesale segment’s operating performance.

Loss from operations - Loss from operations decreased $2.5 million to a loss of $2.4 million in the first quarter of 2006 from a loss of $4.9 million in the first quarter of 2005. Loss from operations as a percentage of net sales improved to a negative 14% in the first quarter of 2006 from a negative 26% in the first quarter of 2005.

Interest expense - Interest expense decreased to $0.4 million for the first quarter of 2006 as compared to $2.2 million for the first quarter of 2005. Interest expense on outstanding debt decreased for the first quarter of 2006 by $2.0 million. This decrease is due the Company ceasing to record interest expense on the Company’s outstanding debt during the Chapter 11 bankruptcy proceedings. Additionally, the amortization expense associated with the deferred financing costs have increased by $0.2 million as a result of capitalized costs associated with the New Credit Agreement.

Reorganization items - Reorganization items of $1.7 million represent expense items that are realized or incurred by Boyds because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Income tax expense - Income tax expense decreased $70.0 million to $0.1 million in the first quarter of 2006 as compared to $70.1 million for the first quarter of 2005.

Net loss— Net loss decreased $72.8 million to a loss of $4.5 million in the first quarter of 2006 from a $77.3 million loss for the first quarter of 2005.

Liquidity and Capital Resources

Boyds’ primary source of liquidity is borrowings under its DIP credit facility. Boyds’ primary uses of cash are to fund working capital requirements. Cash balances increased $0.7 million in the first three months of 2006 as compared to the balances at December 2005.

Operating Activities

Cash provided by operating activities increased $6.8 million, to a $0.9 million in the first three months of 2006 from a negative $5.9 million for the first three months of 2005. The change in cash flow was primarily attributable to the continued decrease in sales and inventory which was partially offset by increases in accrued expenses. Due to the seasonality of our retail business, operating results for the three months ended March 31, 2006 are not necessarily indicative of operating results for the entire year. There can be no assurance that the Company will have positive cash flows in the future.

Investing Activities

 Capital and investment expenditures totaled $0.2 million in the first three months of 2006 as compared to $0.4 million in the first three months of 2005. This decrease in expenditures was the result of the capital covenant restrictions contained within the DIP facility.  In the first three months, the Company utilized $2.4 million in cash to collateralize its letter of credit due to requirements in the DIP credit facility.

Financing Activities

As discussed in Note 1 to the accompanying condensed consolidated financial statements, Boyds is operating as a debtor—in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding Boyds current circumstances, it is difficult to predict Boyds actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations during the continuation of the bankruptcy proceedings, Boyds believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Boyds access to additional financing while in the Chapter 11 bankruptcy process may be limited.

On October 16, 2005, pursuant to authorization from the Court, we entered into an $8 million DIP credit facility. This DIP facility consists of an $8 million revolver facility which includes access for $3.5 million worth of commercial letters of credit. The letters of credit are required to be fully cash collateralized. The DIP facility limits the amount of capital expenditures during its term to $250,000. As of March 31, 2006, the Company has not borrowed any amounts against the DIP credit facility.

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

The Company relies on the DIP credit facility to provide adequate funds for Boyds’ foreseeable working capital needs, planned capital expenditures, debt service obligations, a stock repurchase program and a bond repurchase program.

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December of 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies are required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the condensed consolidated statement of operations. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date for SFAS No. 123R until the first quarter of fiscal 2006, and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS No. 123R.. SFAS No. 123R became effective for the Company on January 1, 2006. The adoption of SFAS No. 123R and its effects are described in Note 9 — Stock Based Compensation.

In November of 2004, the FASB issued SFAS No. 151, Inventory Costs-an Amendment of ARB No. 43. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No 43, Chapter 4,

Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 effective January 1, 2006. However, the adoption of SFAS No. 151 did not have an impact on the Company’s financial statements as the Company’s accounting policies were already in conformance with the key aspects of SFAS No. 151.

RELATED PARTY TRANSACTIONS

Kohlberg Kravis Roberts & Co. L.P. (“KKR”) represented a 39% stockholder of Boyds at the end of December 31, 2005 and March 31, 2006. In 2005, KKR waived all management fees.

On October 16, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”), with KKR Fund 1996 L.P. (“KKR”), D.E. Shaw Laminar Portfolios, L.L.C. (the “Buyer”). Pursuant to the Agreement, on October 16, 2005, KKR sold to the Buyer 11,795,725, approximately 20% shares of the Company’s common stock.

D.E. Shaw Laminar Portfolios, L.L.C. (“D.E. Shaw”) represents a 20% stockholder of Boyds and is a majority holder of senior secured debt, approximately $60 million, at the end of December 31, 2005 and March 31, 2006.

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

Item 4.           Disclosure Controls and Procedures

Boyds maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Boyds carried out an evaluation of its disclosure controls and procedures, under the supervision and with the participation of the Chief Executive and Chief Financial Officers, as of March 31, 2006, and based on such evaluation, Boyds’ Chief Executive and Chief Financial Officers believe that these disclosure controls and procedures are effective to ensure that Boyds is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

There have been no significant changes in Boyds’ internal controls or in other factors that could significantly affect these controls, subsequent to the date Boyds’ Chief Executive and Chief Financial Officers completed their evaluation.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

On October 16, 2005, the Company and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code, in the Bankruptcy Court. In connection with the bankruptcy filings, the Company entered into a six month DIP financing agreement with DE Shaw Laminar Partners and Bank of America LLC which provides for revolving loans in the amount of $8 million with $3.5 million in collateralized letters of credit.

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

Financial Condition and Liquidity. As discussed in Note 1 to the accompanying condensed consolidated financial statements, Boyds is operating as a debtors—in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding Boyds current circumstances, it is difficult to predict Boyds actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations during the continuation of the bankruptcy proceedings, Boyds believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Boyds access to additional financing while in the Chapter 11 bankruptcy process may be limited.

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

*    Filed herewith